Form 10QSB
period 1998-06-30
FIRST SUNRISE INC
filed 1999-10-29
CIK 1050370

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                               -------------

Commission File Number 333-41389
                       ---------

                               FIRST SUNRISE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                        13-4020643
------------------------                      ---------------------------
(State of Incorporation)                      (IRS Identification Number)

              200 East 89th Street, 44th Floor, New York, NY 10128
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                                 (212) 876-8578
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ----   ---


         As of June 30, 1998 there were 600,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                  June 30, 1998






                                      INDEX




                                                                            PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          June 30, 1998 and December 31, 1997

         Statements of Operations
          Three Months Ended June 30, 1998

         Statements of Cash Flows
          Three Months Ended June 30, 1998

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               FIRST SUNRISE, INC.
                          (A development stage company)
                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                             6/30/98     12/31/97
                                                           -----------   --------
                                                           (Unaudited)
                                     ASSETS

CURRENT ASSET - Cash and cash equivalents                    $  7,500    $  7,500

DEFERRED OFFERING COSTS
                                                               22,000      22,000
                                                             --------    --------

          TOTAL                                              $ 29,500    $ 29,500
                                                             ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                             $  4,250    $  4,250
                                                             --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     600,000 shares issued and
     outstanding at June 30, 1998; 600,000
    issued and outstanding at December 31, 1997
                                                                  600         600
   Additional paid-in capital
                                                               26,400      26,400
   Deficit accumulated during the
     development stage
                                                               (1,750)     (1,750)
                                                             --------    --------

          STOCKHOLDERS' EQUITY, NET
                                                               25,250      25,250
                                                             --------    --------

          TOTAL                                              $ 29,500    $ 29,500
                                                             ========    ========


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                    6 months          6 months
                                                    6/30/98           6/30/97
                                                  -------------     ------------
                                                  (Unaudited)       (Unaudited)

REVENUE                                             $    --       $        --

GENERAL AND ADMINISTRATIVE EXPENSES
                                                         --               1,750
                                                    ---------     -------------

          LOSS BEFORE INCOME TAX PROVISION
                                                         --              (1,750)

PROVISION FOR INCOME TAXES

                                                    =========     =============

          NET LOSS                                  $    --       $      (1,750)
                                                    =========     =============



PER SHARE AMOUNTS (Basic and diluted):
   Net loss per common share outstanding            $    --       $     (0.0029)
                                                    =========     =============


COMMON SHARES OUTSTANDING AT
 JUNE 30, 1998 AND JUNE 30, 1997
                                                      600,000           600,000
                                                    =========     =============


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                                    3 months          3 months
                                                    6/30/98           6/30/97
                                                  -------------     ------------
                                                  (Unaudited)       (Unaudited)

REVENUE                                             $    --       $        --

GENERAL AND ADMINISTRATIVE EXPENSES
                                                         --               1,750
                                                    ---------     -------------

          LOSS BEFORE INCOME TAX PROVISION
                                                         --              (1,750)

PROVISION FOR INCOME TAXES
                                                    ---------     -------------
                                                    ---------     -------------

          NET LOSS                                  $    --       $      (1,750)
                                                    =========     =============



PER SHARE AMOUNTS (Basic and diluted):
   Net loss per common share outstanding            $    --       $     (0.0029)
                                                    =========     =============


COMMON SHARES OUTSTANDING AT
 JUNE 30, 1998 AND JUNE 30, 1997
                                                      600,000           600,000
                                                    =========     =============



                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                         6 months      6 months
                                                         6/30/98       6/30/97
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   --      $ (1,750)
   Item not affecting cash flow from operations:
     Accounts payable
                                                               --         4,250
                                                           --------    --------

          NET CASH USED IN OPERATING ACTIVITIES
                                                               --         2,500


CASH FLOWS FROM INVESTING ACTIVITY:
Increase in deferred offering costs
                                                               --       (22,000)


CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock
                                                               --        27,000
                                                           --------    --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                               --         7,500


CASH AND CASH EQUIVALENTS, beginning of period
                                                              7,500        --
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $  7,500    $  7,500
                                                           ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $   --      $   --
                                                           ========    ========
   Cash paid for income taxes                              $   --      $   --
                                                           ========    ========


                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                  JUNE 30, 1998



Item 2. Plan of Operation


         FSI does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in FSI's treasury, and not with proceeds received from FSI's initial public offering.

         FSI may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

         FSI will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, FSI's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

         Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over FSI (to avoid tax consequences or to have complete authority to manage the business) will almost assure that FSI will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in FSI which will most likely result in the resignation or removal of FSI's present officers and directors.

         On July 21, 1999, FSI entered into a merger agreement with Platinum Executive Search, Inc. a New York corporation. Pursuant to this agreement, PES shall be merged into FSI, with FSI as the surviving entity. Thus, all PES shareholders shall become shareholders of FSI as a result of the merger.

         PES was founded in May 1999 to enter the human resource industry through the acquisition of existing firms, and hiring employees with experience in this industry. Since August 1999, PES has acquired two such firms:
Renaissance Leadership, a leadership development firm specialized in the financial services industry; and Strupp Investments, L.L.C. (known as "Success:), a firm specializing in executive search. James J. Strupp, an officer, director and shareholder of PES, is principal of success. Additionally, as of August 30, 1999, PES has entered into employment agreements with three individuals, each of whom brings with his/her years of experience in executive search and an established client base.

         Pursuant to the terms of the merger agreement between FSI and PES, upon consummation of the merger PES shareholders shall hold 94% of FSI, and current FSI shareholders and their assignees shall hold 6% of the issued and outstanding common stock of FSI. Holders of FSI unregistered common stock shall have their shares reverse split 1 for .3634383, and holders of FSI registered common stock shall have their shares split 1 for 1.96648. FSI filed a post effective amendment to its registration statement on Form SB-2 in September 1999. This amendment contained information regarding PES including audited financial statements of PES and its subsidiaries.

         Investors should note that any merger or acquisition effected by FSI, including the merger with PES can be expected to have a significant dilutive effect on the percentage of shares held by FSI's then-shareholders, including purchasers in this offering. On the consummation of a business combination, the target business will have significantly more assets than FSI; therefore, management plans to offer a controlling interest in FSI to the target business. FSI and PES have attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of FSI, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders. Pursuant to the merger agreement with PES, FSI shareholders and their assignees shall retain 6% of the surviving entity. In addition, a majority of all of FSI's directors and officers may, as part of the terms of the acquisition transaction, resign as directors and officers.

         Management anticipates that it may be able to effect only one potential business combination, due primarily to FSI's limited financing. As a result, FSI will not be able to offset potential losses from one venture against gains from another.

         The analysis of business combinations was undertaken by the officers and directors of FSI, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Management did not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with the proposed merger with PES.

         The securities to be issued in the merger shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.

         The terms of the merger were based upon the respective needs and desires of FSI and PES and the relative negotiating strength of FSI and such other management.

         FSI has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

         FSI does not intend to raise any additional capital prior to consummation of a business combination within the next twelve months.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST SUNRISE, INC.




                                        By:  /S/ Eng Chye Low
                                             ----------------
                                             Eng Chye Low, President





Dated: October 25, 1999                      /S/ Eng Chye Low
                                             -----------------
                                             Eng Chye Low, President, Director


Dated: October 25, 1999                      /S/ Steven Wainick
                                             -------------------
                                             Steven Wainick, Secretary, Director


Dated:
                                             Rene Kunz, Director