Form 10QSB
period 1998-09-30
FIRST SUNRISE INC
filed 1999-10-29
CIK 1050370

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

Commission File Number 333-41389
                       ---------

                               FIRST SUNRISE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                       13-4020643
------------------------                      ---------------------------
(State of Incorporation)                      (IRS Identification Number)

              200 East 89th Street, 44th Floor, New York, NY  10128
              -------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

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
Yes      No X
   ----    ----


         As of September 30, 1998 there were 600,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                               September 30, 1998






                                      INDEX




                                                                            PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          September 30, 1998 and December 31, 1997

         Statements of Operations
          Three Months Ended September 30, 1998

         Statements of Cash Flows
          Three Months Ended September 30, 1998

 Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               FIRST SUNRISE, INC.
                          (A development stage company)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                            9/30/98      12/31/97
                                                          -----------   ---------
                                                          (Unaudited)
                                     ASSETS

CURRENT ASSET - Cash and cash equivalents                    $  5,893    $  7,500

RESTRICTED CASH
                                                               50,000        --

DEFERRED OFFERING COSTS
                                                                 --        22,000
                                                             --------    --------

          TOTAL                                              $ 55,893    $ 29,500
                                                             ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                             $  4,250    $  4,250
                                                             --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     700,000 shares issued and
     outstanding at September 30, 1998;
     600,000 issued and outstanding at
     December 31, 1997
                                                                  700         600
   Additional paid-in capital
                                                               54,300      26,400
   Deficit accumulated during the development stage
                                                               (3,357)     (1,750)
                                                             --------    --------

          STOCKHOLDERS' EQUITY, NET
                                                               51,643      25,250
                                                             --------    --------

          TOTAL                                              $ 55,893    $ 29,500
                                                             ========    ========


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                                                    9 months          9 months
                                                    9/30/98           9/30/97
                                                  -----------      -------------
                                                  (Unaudited)       (Unaudited)

REVENUE                                             $    --       $        --

GENERAL AND ADMINISTRATIVE EXPENSES
                                                        1,607             1,750
                                                    ---------     -------------

          LOSS BEFORE INCOME TAX PROVISION
                                                       (1,607)           (1,750)

PROVISION FOR INCOME TAXES
                                                    ---------     -------------
                                                    ---------     -------------

          NET LOSS                                  $  (1,607)    $      (1,750)
                                                    =========     =============



PER SHARE AMOUNTS (Basic and diluted):
   Net loss per common share outstanding            $ (0.0023)    $     (0.0029)
                                                    =========     =============


COMMON SHARES OUTSTANDING AT
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                                      700,000           600,000
                                                    =========     =============


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                      3 months        3 months
                                                      9/30/98         9/30/97
                                                    -------------   -----------
                                                    (Unaudited)     (Unaudited)

REVENUE                                                  $    --         $  --

GENERAL AND ADMINISTRATIVE EXPENSES
                                                             1,607          --
                                                         ---------       -------

          LOSS BEFORE INCOME TAX PROVISION
                                                            (1,607)         --

PROVISION FOR INCOME TAXES
                                                         ---------       -------
                                                         ---------       -------

          NET LOSS                                       $  (1,607)      $  --
                                                         =========       =======



PER SHARE AMOUNTS (Basic and diluted):
   Net loss per common share outstanding                 $ (0.0023)      $  --
                                                         =========       =======


COMMON SHARES OUTSTANDING AT
 SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                                           700,000       600,000
                                                         =========       =======


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                       9 months        9 months
                                                       9/30/98         9/30/97
                                                     -------------   -----------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (1,607)   $ (1,750)
   Item not affecting cash flow from operations:
     Accounts payable
                                                               --         4,250
                                                           --------    --------

          NET CASH USED IN OPERATING ACTIVITIES
                                                             (1,607)      2,500


CASH FLOWS FROM INVESTING ACTIVITY:
   Increase in deferred registration costs
                                                               --       (22,000)
   Increase in restricted cash
                                                            (50,000)       --

CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock
                                                             50,000      27,000
                                                           --------    --------

          NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                             (1,607)      7,500


CASH AND CASH EQUIVALENTS, beginning of period
                                                              7,500        --
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $  5,893    $  7,500
                                                           ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $   --      $   --
                                                           ========    ========
   Cash paid for income taxes                              $   --      $   --
                                                           ========    ========


                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                               September 30, 1998



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


                                    FIRST SUNRISE, INC.




                               By:  /S/ Eng Chye Low
                                    ----------------
                                    Eng Chye Low, President





Dated: October 25, 1999             /S/ Eng Chye Low
                                    ----------------
                                    Eng Chye Low, President, Director


Dated: October 25, 1999             /S/ Steven Wainick
                                    ------------------
                                    Steven Wainick, Secretary, Director


Dated:
                                    Rene Kunz, Director