Form 10KSB
period 1998-12-31
FIRST SUNRISE INC
filed 1999-10-29
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1998.

Commission File Number 333-41389

                               FIRST SUNRISE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                       13-4020643
------------------------                      --------------------------
(State of Incorporation)                      (IRS Identification Number)

200 East 89th Street, 44th Floor New York, NY             10128
---------------------------------------------         --------------
(Address of principal executive offices)               (Zip Code)

                                 (212) 876-8578
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
   -----     ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.   0

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,000.

         As of December 31, 1998 there were 700,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               FIRST SUNRISE, INC.
                                     10-KSB
                                December 31, 1998

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS

         First Sunrise, Inc. was organized under the laws of the State of Delaware on April 28, 1997. FSI was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of FSI has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

         FSI's initial public offering comprised 100,000 shares of common stock at a purchase price of $.50 per share.

         FSI was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ FSI's funds in their business or to seek the perceived advantages of publicly-held corporation. FSI's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. FSI has not restricted its search to any specific business, industry or geographical location.

         FSI has 18 months from its date of effectiveness (December 9, 1999) to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

         FSI does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing merger candidates are being paid with money in FSI's treasury. Persons who purchased shares in FSI's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. FSI=s proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to FSI's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of FSI's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in FSI will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

         Although FSI is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes FSI is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. FSI believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that FSI will not be deemed to be an Investment Company. In the event FSI is deemed to be an Investment Company, FSI may be subject to certain restrictions relating to FSI's activities, including restrictions on the nature of its investments and the issuance of securities. FSI has obtained no formal determination from the Securities and Exchange Commission as to the status of FSI under the Investment Company Act of 1940.

         FSI presently has no employees.

         On July 21, 1999, FSI entered into an acquisition agreement with Platinum Executive Search. Inc., a New York corporation incorporated in May 1999. Pursuant to this agreement, 100% of PES shall be merged into FSI on the effective date of the merger with FSI as the surviving entity. Thus, all PES shareholders shall become shareholders of FSI as a result of the merger.

         PES is a holding company for entities engaged in the human resources industry. In August 1999, PES acquired two human resources companies:
Renaissance Leadership, Inc.; and Strupp Investments, LLC, also known as "Success." Both Renaissance and Success are operating companies. PES is seeking to acquire additional human resources firms and experienced personnel.

         FSI believes it has structured the merger in such a manner as to minimize federal and state tax consequences to FSI and any target company.

Item 2.  PROPERTIES

         FSI is presently using the offices of Mr. Eng Chye Low, President of FSI as its office. Mr. Low does not charge FSI for this service. Such arrangement is expected to continue until a business combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

         FSI currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

Item 3.  LEGAL PROCEEDINGS

         FSI is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against FSI which may materially affect FSI.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no shareholders meetings in the fourth quarter of this fiscal year.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for FSI's common shares. As of December 31, 1998, there were 700,000 shares of common stock outstanding. The par value per share is $.001. FSI has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, FSI offered 100,000 shares of common stock at $.50 per share.

Item 6.  PLAN OF OPERATION

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

         PES was founded in May 1999 to enter the human resource industry through the acquisition of existing firms, and hiring employees with experience in this industry. Since August 1999, PES has acquired two such firms:
Renaissance Leadership, a leadership development firm specialized in the financial services industry; and Strupp Investments, L.L.C. (known as ASuccess:), a firm specializing in executive search. James J. Strupp, an officer, director and shareholder of PES, is principal of success. Additionally, as of August 30, 1999, PES has entered into employment agreements with three individuals, each of whom brings with his/her years of experience in executive search and an established client base.

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

         The analysis of business combinations has been undertaken by the officers and directors of FSI, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

         Management has not actively negotiated or otherwise consented to the purchase of any portion of their common stock as a condition to or in connection with the proposed merger with PES.

         The securities to be issued in the merger with PES shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.

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

                               FIRST SUNRISE, INC.

                         ( A development stage company)




INDEX TO FINANCIAL STATEMENTS



                                                                       Page

REPORT OF INDEPENDENT AUDITORS                                         F-2

FINANCIAL STATEMENTS

         Balance Sheets                                                F-3

         Statements of Operations                                      F-4

         Statement of Changes
         in Stockholder=s Equity                                       F-5

         Statements of Cash Flows                                      F-6

         NOTES TO FINANCIAL STATEMENTS                     F-7 Through F-9

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
First Sunrise, Inc.

We have audited the accompanying balance sheet of First Sunrise, Inc. ("FSI"), a development stage company, as of December 31, 1998, and the related statements of operations, changes in stockholder's equity, and cash flow for the year then ended. These financial statements are the responsibility of FSI's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing he accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSI as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                              /s/ AHEARN, JASCO + Company, P.A.
                                              ----------------------------------
                                              AHEARN, JASCO + COMPANY, P.A.
                                              Certified Public Accountants

Pompano Beach, Florida
August 25, 1999

                               FIRST SUNRISE, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 1998


--------------------------------------------------------------------------------




                                                          12/31/98
                                                          --------


                                     ASSETS
                                     ------

CURRENT ASSET-Cash and
cash equivalents                                          $  5.668

RESTRICTED CASH                                             50,000

         TOTAL                                              55,668
                                                          ========


                       LIABILITIES AND STOCKHOLDER' EQUITY
                       -----------------------------------

ACCOUNTS PAYABLE                                          $  7,250
                                                          --------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
20,000,000 shares authorized;
700,000 issued and outstanding
at December 31, 1998                                           700
Additional paid-in-capital                                  54,300
Deficit accumulated during
the development stage                                       (6,582)

         STOCKHOLDERS' EQUITY, NET                          48,418

         TOTAL                                            $ 55,668
                                                          ========






                        See notes to financial statements

                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------




                                                                       12/31/98
                                                                       --------


REVENUE                                                               $    --

GENERAL AND ADMINISTRATIVE
EXPENSES                                                                  4,832

         LOSS BEFORE INCOME
         TAX PROVISION                                                     --


         NET LOSS                                                        (4,832)
                                                                      =========

PER SHARE AMOUNTS (Basic and
diluted):
Net loss per common share
outstanding                                                           $ (0.0081)
                                                                      =========

COMMON SHARES OUTSTANDING AT
DECEMBER 31, 1998
                                                                        600,000
                                                                      =========







                        See notes to financial statements

                               FIRST SUNRISE, INC.
                          (A development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------




                                                          Deficit
                                                          Accumulated
                                             Additional   during the
                                 Common      paid-in      Development
                                 Stock       Capital      Stage           Total
                                 -----       -------      -----           -----


STOCKHOLDERS' EQUITY,
December 31, 1997                 $    600    $ 26,400    $ (1,750)    $ 25,250

Sale of 100,000
share of stock, net
of deferred offering
costs of $22,000                       100      27,900        --         28,000

Net loss for the year
ended December 31, 1998               --          --        (4,832)      (4,832)
                                  --------    --------    --------     --------

STOCKHOLDERS' EQUITY,
December 31, 1998                      700      54,300      (6,582)      48,418











                        See notes to financial statements

                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------





                                                                       12/31/98
                                                                       --------


CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                                               $ (4,832)
Item not affecting cash flow
from operations:
         Accounts payable                                                 3,000

NET CASH USED IN OPERATING
ACTIVITIES                                                               (1,832)

CASH FLOWS FROM INVESTING ACTIVITY:
Increase in restricted cash                                             (50,000)

CASH FLOWS FROM FINANCING ACTIVITY:
Sales of common stock                                                    50,000

         NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                                (1,832)

CASH AND CASH EQUIVALENTS,
beginning of period                                                       7,500

CASH AND CASH EQUIVALENTS,
end of period                                                          $  5,668
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest                                                 $   --
                                                                       ========
Cash paid for income taxes                                             $   --
                                                                       ========



                        See notes to financial statements

                               FIRST SUNRISE, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------


NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION
---------------------------------------------

         First Sunrise, Inc. ("FSI"), a development stage company, was organized on April 28, 1997 as a "blank check" company, under Rule 419 of the Securities Act of 1933, which plans to look for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining the first capital contribution by the insiders, coordinating activities regarding the SEC registration of the company, and selling stock pursuant to Rule 419.
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

         DEFERRED OFFERING COSTS
         -----------------------

                  Deferred offering costs, which were incurred in anticipation of FSI completing a Rule 419 registration statement, were deferred until the registration was completed in December 1998.

         INCOME TAXES
         ------------

                  FSI accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance.

                               FIRST SUNRISE, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------



         CASH AND CASH EQUIVALENTS
         -------------------------

                  Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

                  Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

NOTE 3-STOCKHOLDER'S EQUITY
---------------------------

         FSI was duly organized under the laws of the State of Delaware. The Company has authorized 20,000,000 shares of common stock at $.001 par value. Through December 31, 1997, FSI had raised $27,000 through a subscription agreement.

         During the period which ended in December 1998, FSI completed its public offering of common stock. FSI sold 100,000 shares at $0.50 per share, raising $50,000 of funds which are restricted under Rule 419 (see Note 4).

NOTE 4-RULE 419 REQUIREMENTS
----------------------------

         Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into escrow or trust account (the "Deposited Funds" and provisions specified by the Rule. Under Rule 419, the Deposited Funds and deposited securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, FSI must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, FSI must file a post-effective amendment to the registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate)s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, FSI must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions

                               FIRST SUNRISE, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

which must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After FSI submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not confirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

NOTES 5-LOSS PER COMMON SHARE
-----------------------------

         Net loss per common share outstanding, as shown on the statement of operations, is based on the number of common shares outstanding at each balance she date. Weight average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the periods were for initial capital or were issued pursuant to Rule 419. Therefore, the total shares outstanding at the end of each period was deemed to be the most relevant number of shares to use for purposes of this disclosure.
         For future periods, FSI will utilize the treasury stock method for computing earnings per share, and will compute a weighted average number of shares outstanding once additional shares of stock are issued to new shareholders. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share of outstanding stock options and convertible securities for determining fully diluted earning per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.

NOTE 6-RELATED PARTY TRANSACTIONS
---------------------------------

         TRANSACTIONS WITH SHAREHOLDERS
         ------------------------------

                  During 1998, FSI advanced $1,832 for legal fees to the law firm of Schonfeld & Weinstein, L.L.P. who is also a shareholder of FSI.

                               FIRST SUNRISE, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------



         OFFICE FACILITIES
         -----------------

         A shareholder of FSI provides office facilities to FSI at no charge.

NOTE 7-MERGER AGREEMENT WITH PLATINUM EXECUTIVE SEARCH
------------------------------------------------------

         On July 21, 1999, the First Sunrise, Inc. and Platinum
Executive Search, Inc, (PES) entered into a merger agreement, pursuant to which PES will be merged into FSI,, with FSI as the surviving entity (reverse merger for accounting purposes). Consummation of the merger is conditioned upon, among other things, reconfirmation by holders of at least 80% of the shares owned by the Rule 419 investors. Upon consummation of the merger, FSI shall institute a 1 for .3634383 reverse stock split of its restricted common stock and a 1 for
1.96648 forward stock split of shares issued in its initial public offering and currently held in escrow, after which 5,555,475 shares of common stock and 740,000 shares of convertible preferred stock shall be issued to former PES shareholders in the same proportion said shareholders held shares of common and convertible preferred stock of PES, and 325,000 options to acquire 325,000 shares of common stock shall be issued to former option holders of PES in the same proportion said option holders held options to acquire PES stock. Each shareholder who hold shares of FSI's common stock registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on June 8, 1998 prior to the merger and who accepts the reconfirmation offer shall, after consummation of the merger and subsequent stock split, hold 1.96648 shares for every 1 share held prior to the merger and subsequent stock split. The merger is intended to be consummated in such a manner as to be tax-free to all parties involved under Internal Revenue Code
Section 368(a)(1)(A). Each Rule 419 investor who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of approximately $.45 per share. Consummation of the merger is not subject to any governmental approval.

         As a result of the stock splits, the 100,000 shares currently held in escrow shall become 196,648 share of FSI's registered common stock and the 600,000 shares of restricted common stock shall become 218,063 shares.

         The result of the merger, assuming that 80% of FSI's Rule 419 stockholders reconfirm their investments, is that former PES shareholders shall own 94% of the surviving entity while FSI's current shareholders and their designees shall own 6% of the surviving entity.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information included in FSI's report on Form 8-K filed August 12, 1999 are included herein by reference.



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The officers and directors of FSI, and further information concerning them are as follows:

         Name(1)                    Age                       Position
         -------                    ---                       --------



Eng Chye Low (1)                    61                  President, Director
200 East 89th Street
New York, New York 10128

Steven Wainick (1)                  41                  Secretary, Director
64 Tamarack Street
Islip, New York 11751

Rene Kunz                           38                  Director
Hochwachtrsrasse 31
8400 Winterthur
Switzerland
--------------------

(1) May be deemed "Promoters" of the FSI, as that term is defined under the Securities Act of 1933.

BIOGRAPHY

Eng Chye Low, President and a director of FSI, has been president of Seacom, Inc., a New York based real estate management company, since 1980. Mr. Low is a graduate of the University of Malaya. He has been president and a director of the Company since May 1997. Mr. Low is the former president of Jackson Holding Corp., a blank check company which merged with China energy Resources Corporation in June 1996. (See "Other Blank Check Companies.")

Steven Wainick, Vice President, Secretary and a director of FSI, was Vice-President of Metro Tag and Label company, a manufacturer of tags and labels, from 1978 to 1994. Since 1994, Mr. Wainick has been President of Metro Tag and Label Company. He attended Nassau Community College and University of Miami. He has been secretary and a director of the Company since May 1997. Mr. Wainick is the former vice president of Mandi of Essex, Ltd., a blank check company which merged with CityScape Financial Corp. On April 27, 1994. (See "Other Blank Check Offering.")

Rene Kunz, director of FSI, has been assistant vice president of Winterthur Insurance, Located in Winterthur, Switzerland, since 1991. He has been a director of the Company since May 1997.


Item 10.  EXECUTIVE COMPENSATION

         No officer or director of FSI has received any cash remuneration since FSI's inception, and none received or accrued any remuneration from FSI at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to FSI's affairs.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of FSI's Common Stock as of December 31, 1998 by (i) each person who is known by FSI to own beneficially more than 5% of FSI's outstanding Common Stock; (ii) each of FSI's officers and directors; and (iii) all directors and officers of FSI as a group. It also show the amount and nature of beneficial ownership of FSI after the proposed negotiation with PES.


                               Amount and Nature of    Amount and Nature of
                               Beneficial Ownership    Beneficial Ownership
                               Prior to the Merger(1)  After the Proposed
                                                       Merger with PES (2)

                                 Number     Percent     Number        Percent


Saul Gelernter (5)               100,000     14.29%   36,343.83         .523%
76-23 168th Street
Flushing, NY 11366

Steven Wainick (1) (4) (5)       100,000     14.29%   36,343.83         .523%
64 Tamarack Street
Islip, NY 11571

Sanford Lurie (5)                100,000     14.29%   36,343.83         .523%
201 West 89th Street
New York, NY 10024

Rene Kunz (1) (4) (5)            100,000     14.29%   36,343.83         .523%
Hochwachtrsrasse 31
8400 Winterthur
Switzerland

Gary L. Heller (5)               50,000      7.14%   18,171.915        .263%
7641 66TH Street
Penellas Park, FL 33781

Victor Weinstein,
L.L.P. 50,000 (3) (5)            50,000      7.14%   18,171.915        .263%
280 Carol Close
Tarrytown, NY 10591

Schonfeld &Weinstein,
L.L.P. 50,000 (3) (5)            50,000      7.14%   18,171.915        .263%
63 Wall Street, Ste.1801
New York, NY 10005

Eng Chye Low (1) (4) (5)         50,000      7.14%   18,171.915        .263%
200 East 89th Street
New York, NY 10128

Total Officers
and Directors
(3 Persons)                     250,000     35.71%   90,859.575       1.315%

Total                           600,000     85.71%   218,062.98       3.155%

     (1) May be deemed "Promoters" of the Company, as that term is defined under the Securities Act of 1933.

     (2) Mr. Weinstein is the father of Andrea I. Weinstein of Schonfeld & Weinstein, L.L.P., special counsel to FSI.

     (3) Mr. Schonfeld and Ms. Weinstein are the principals of Schonfeld & Weinstein, L.L.P., special counsel to FSI. Ms. Weinstein's father,
Vic Weinstein, is a shareholder of the FSI.

     (4) Mr. Low is President and a director of FSI. Mr. Wainick is Treasurer, Secretary and a director of FSI. Mr. Kunz is a director of FSI.

     (5) Beneficial owner has sole voting power and sole investment power as to shares owned in FSI.


     (1) Based on 6,911,853 shares to be outstanding after the merger; after the stock splits and conversion of preferred stock.


PES

     The following table sets forth certain information regarding the beneficial ownership of the PES's Common Stock as of the date of this Prospectus by (i) each person known to PES to beneficially own 5% or more of PES's Common Stock, (ii) each director of PES and (iii) all directors and executive officers of PES as a group. All information with respect to beneficial ownership has been furnished to PES by the respective director, executive officer or 5% shareholder, as the case may be.


                               Amount and Nature of    Amount and Nature of
                               Beneficial Ownership    Beneficial Ownership
                               Prior to the Merger     After the Proposed
                                                       Merger with FSI 1(2)

Number   Percent  Number   Percent

Name/Address
Beneficial
Owner
James J. Strupp
63 Ashland Road
Summit, NJ 07901                  2,170,000       39.1%      2,170,000   31.40%

John D. Mazzuto
54 First Neck Lane
Southampton, NY 11968             2,170,000       39.1%      2,170,000   31.40%

Robert Casper                        25,000(3)     .45%         25,000(3)  .36%
407 Pine Street
Red Bank, NJ 07701

Total Officers
and Directors(3 Persons)         4,365,000        78.57%      4,365,000  63.15%

     (1) Based on 6,911,853 shares to be outstanding after the merger, after the stock splits and conversion of preferred stock.
     (2) The 5,555,475 post-stock split shares of FSI and 740,000 shares of preferred stock (each share of preferred stock convertible into .83333 shares of common stock)to be issued upon consummation of the Merger shall be distributed to current PES shareholders on a pro-rata basis.
     (3)Includes 15,000 options to purchase 15,000 shares of common stock.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no relationships or transactions required to be disclosed under this Item.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits filed with FSI's post-Effective Amendment No. 1 on Form SB-2 are incorporated by reference:

 2.0    Merger Agreement

24.0    Accountants' Consent to Use Opinion.


(B) Report on Form 8-K dated April 12, 1999 (reporting the resignation of FSI's auditor and the appointment of new auditors) is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST SUNRISE, INC.

                                              By   /s/ Eng Chye Low
                                                   ----------------
                                                   ENG CHYE LOW, President

Date October 20, 1999

         In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Eng Chye Low
     ----------------
     ENG CHYE LOW, President, Director

Date October 20, 1999
                                                              *  *  *
By   /s/ Steven Wainick
     ------------------
     STEVEN WAINICK, Secretary, Director

Date October 20, 1999
                                                               * * *
By
     RENE KUNZ, DIRECTOR

Date
                                                               * * *



         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.