Form 10QSB
period 1999-03-31
FIRST SUNRISE INC
filed 1999-10-29
CIK 1050370

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

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


         As of March 31, 1999 there were 700,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                 March 31, 1999






                                      INDEX




                                                                            PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          March 31, 1999 and December 31, 1998

         Statements of Operations
          Three Months Ended March 31, 1999

         Statements of Cash Flows
          Three Months Ended March 31, 1999

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                               FIRST SUNRISE, INC.
                          (A development stage company)
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                          3/31/99      12/31/98
                                                        -----------    --------
                                                        (Unaudited)
                                     ASSETS

CURRENT ASSET - Cash and cash equivalents                    $  5,503    $  5,668

RESTRICTED CASH
                                                               50,000      50,000
                                                             --------    --------

          TOTAL                                              $ 55,503    $ 55,668
                                                             ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                             $  7,250    $  7,250
                                                             --------    --------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value;
     20,000,000 shares authorized;
     700,000 shares issued and outstanding
     at June 30, 1999; 700,000 issued and
     outstanding at December 31, 1998
                                                                  700         700
   Additional paid-in capital
                                                               54,300      54,300
   Deficit accumulated during the development stage
                                                               (6,747)     (6,582)
                                                             --------    --------

          STOCKHOLDERS' EQUITY, NET
                                                               48,253      48,418
                                                             --------    --------

          TOTAL                                              $ 55,503    $ 55,668
                                                             ========    ========


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                                      3 months         3 months
                                                      3/31/99          3/31/98
                                                    -------------    -----------
                                                    (Unaudited)      (Unaudited)

REVENUE                                                  $    --         $  --

GENERAL AND ADMINISTRATIVE EXPENSES
                                                               165          --
                                                         ---------       -------

          LOSS BEFORE INCOME TAX PROVISION
                                                              (165)         --

PROVISION FOR INCOME TAXES
                                                         ---------       -------
                                                         ---------       -------

          NET LOSS                                       $    (165)      $  --
                                                         =========       =======



PER SHARE AMOUNTS (Basic and diluted):
   Net loss per common share outstanding                 $ (0.0002)      $  --
                                                         =========       =======


COMMON SHARES OUTSTANDING AT
 MARCH 31, 1999 AND MARCH 31, 1998
                                                           700,000       600,000
                                                         =========       =======


                               FIRST SUNRISE, INC.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                          3 months     3 months
                                                          3/31/99      3/31/98
                                                        -----------  -----------
                                                        (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (165)    $  --
   Item not affecting cash flow from operations:
     Accounts payable
                                                             -------     -------
                                                             -------     -------

          NET CASH USED IN OPERATING ACTIVITIES
                                                                (165)       --


CASH FLOWS FROM INVESTING ACTIVITY:
   Increase in restricted cash
                                                             -------     -------


CASH FLOWS FROM FINANCING ACTIVITY:
   Sales of common stock
                                                             -------     -------
                                                             -------     -------

          NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                (165)       --


CASH AND CASH EQUIVALENTS, beginning of period
                                                               5,668       7,500
                                                             -------     -------

CASH AND CASH EQUIVALENTS, end of period                     $ 5,503     $ 7,500
                                                             =======     =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                    $  --       $  --
                                                             =======     =======
   Cash paid for income taxes                                $  --       $  --
                                                             =======     =======


                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                 March 31, 1999



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