Form 10QSB
period 1999-09-30
FIRST SUNRISE INC
filed 1999-11-16
CIK 1050370

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
                               -------------

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

          As of September 30, 1999 there were 700,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                  September 30, 1999






                                      INDEX





PAGE

PART 1 - FINANCIAL INFORMATION

 Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet -
          June 30, 1999 and December 31, 1998

         Statements of Operations
          Three Months Ended June 30, 1999

         Statements of Cash Flows
          Three Months Ended June 30, 1999

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

                      FIRST SUNRISE, INC.
                 (A development stage company)
                         BALANCE SHEETS
            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998






                                        9/30/99        12/31/98

                                      (Unaudited)

                         ASSETS


CURRENT ASSEST- Cash and cash
 equivalents                          $    7,027          $5,668


RESTRICTED CASH                       $   45,000          50,000

        TOTAL                         $   52,027        55,668

                                         =======           ======


              LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                      $    8,100          $ 7,250

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value;
20,000,000 shares  authorized;
700,000 shares issued and outstanding
 at September 30, 1999;
700,000 issued and outstanding
at December 31,1998                          700              700

Additional paid-in-capital                54,300           54,300

Deficit accumulated during the
development stage                        (11,073)         (6,582)


STOCKHOLDERS' EQUITY, NET                  43,927        48,418


TOTAL
                                         $52,027          $55,668

                                       ========       =======

                      FIRST SUNRISE, INC.
                 (A development stage company)
                   STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998







                                        3 months       3 months

                                         9/30/99        9/30/98

                                      (Unaudited)          (Unaudited)

 REVENUE                               $    -         $    -


GENERAL AND
ADMINISTRATIVE EXPENSES                   3,476          1,607


LOSS BEFORE INCOME
TAX PROVISION                           ( 3,476)         (1,607)


PROVISION FOR INCOME TAXES                  -                 -



NET LOSS                                $ (3,476)      $ (1,607)

                                        =========      ==========


PER SHARE AMOUNTS (Basic and diluted):

Net loss per common
share outstanding                       $ (0.0050)      $ (0.0023)

                                         =========      ==========

COMMON SHARES OUTSTANDING AT
 SEPTEMBER 30, 1999 AND
 SEPTEMBER 30, 1999
                                          700,000        700,000

                                         =========      ==========

                      FIRST SUNRISE, INC.
                 (A development stage company)
                    STATEMENT OF CASH FLOWS
            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998






                                           9 months       9 months

                                            9/30/99        9/30/98

                                         (Unaudited)      (Unaudited)


REVENUE                                   $    -          $   -


GENERAL AND
ADMINISTRATIVE EXPENSES                     4,491            1,607


LOSS BEFORE INCOME
TAX PROVISION                              (4,491)          (1,607)


PROVISION FOR INCOME TAXES                  -              -


NET LOSS                                  $(4,491)          (1,607)

                                           =========      =========

PER SHARE AMOUNTS (Basic and Diluted):

Net loss per common share
outstanding                               $(0.0064)        $(0.0023)

                                           =========      ==========

COMMON SHARES OUTSTANDING AT
SEPTEMBER 30, 1999 AND
SEPTEMBER 30, 1998
                                           700,000         700,000

                                           ========       =========

                      FIRST SUNRISE, INC.
                 (A development stage company)
                    STATEMENT OF OPERATIONS
            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998







                                       9 months        9 months
                                        9/30/99        9/30/98

                                      (Unaudited)     (Unaudited)


CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                             $   (4,491)      $ (1,607)
Item not affecting cash flow
from operations:
Accounts payable                            850         -


NET CASH USED
IN OPERATING ACTIVITIES                  (3,641)        (1,607)


CASH FLOWS FROM INVESTING ACTIVITY:
Decrease (increase) in restricted
cash                                      5,000         (50,000)


CASH FLOWS FROM FINANCING ACTIVITY:
Sales of common stock                         -           50,000

     NET DECREASE IN CASH AND
      CASH EQUIVALENTS:                    1,359          (1,607)

CASH AND CASH EQUIVALENTS,
beginning of period
                                           5,668            7,500

CASH AND CASH EQUIVALENTS,
end of period                            $ 7,027         $  5,893

                                         ========         =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest                   $      -       $    -

                                           ========          =========

Cash paid for
income taxes                             $      -        $    -

                                           ========         =========

                               FIRST SUNRISE, INC.
                                   FORM 10-QSB
                                  September 30, 1999



Item 2. Plan of Operation


         FSI does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in FSI's treasury, and not with proceeds received from FSI's initial public offering.

         FSI has sought a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

         FSI may not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, FSI's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

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

         On November 4, 1999, FSI's post-effective amendment containing the terms of the merger was declared effective by the Securities and Exchange Commission.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST SUNRISE, INC.




                                             By:  /s/ Eng Chye Low
                                                  ----------------
                                             Eng Chye Low, President





Dated: November 15, 1999                      /s/ Eng Chye Low
                                             ----------------
                                             Eng Chye Low, President, Director


Dated: November 15, 1999                      /s/ Steven Wainick
                                             ------------------
                                             Steven Wainick, Secretary,
Director

Dated:
                                             Rene Kunz, Director