Form 10QSB
period 1999-12-31
FIRST SUNRISE INC
filed 2000-02-22
CIK 1050370

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999
                               -----------------

Commission File Number 333-41389
                       ---------

                          GLOBAL SOURCES LIMITED (formerly First Sunrise, Inc.)
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                       13-4020643
------------------------                      ---------------------------
(State of Incorporation)                      (IRS Identification Number)

              342 Madison Avenue, Suite 1815, New York, NY 10173
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 687-6363
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes      No X
   -----   ----

          As of December 31, 1999 there were 6,925,186 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

                             GLOBAL SOURCES LIMITED

                                      INDEX


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999                 2
         (Unaudited) and June 30, 1999

         Unaudited Consolidated Statements of Income for the three           4
         months and six months ending December 31, 1999

         Unaudited Consolidated Statement of Stockholders' Equity for the    5
         six months ending December 31, 1999

         Unaudited Consolidated Statement of Cash Flows for the six          6
         months ended December 31, 1999

         Unaudited Notes to Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of Financial Condition        12
         and Results of Operations


SIGNATURE                                                                    14

                             GLOBAL SOURCES LIMITED

                           CONSOLIDATED BALANCE SHEETS





                                                                     DECEMBER 31,   JUNE 30,
                                                                        1999          1999
                                                                    -------------  ----------
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $   71,805   $  500,445

Accounts receivable, trade, net of allowance for doubtful accounts
     of $0 at December 31, 1999                                         201,926         --

Receivable from Company officer                                          55,303         --

Prepaid expenses and other current assets                                82,060         --
                                                                     ----------   ----------

              TOTAL CURRENT ASSETS                                      411,094      500,445
                                                                     ----------   ----------


Property and equipment, net                                              64,167        2,486

Intangibles, net of accumulated amortization of $44,499               1,945,620         --
                                                                     ----------   ----------

              TOTAL                                                  $2,420,880   $  502,931
                                                                     ==========   ==========


                                                     DECEMBER 31,   JUNE 30,
                                                        1999          1999
LIABILITIES AND STOCKHOLDERS' EQUITY                -------------  ----------
                                                     (UNAUDITED)
CURRENT LIABILITIES:

Accounts payable and accrued expenses                $   521,059    $    93,181

Payroll liabilities                                      128,264           --

Other liabilities                                         63,900           --

Lines of credit                                          450,000        500,000

Current portion of notes payable to banks                140,000           --
                                                     -----------    -----------

              TOTAL CURRENT LIABILITIES                1,303,223        593,181
                                                     -----------    -----------

Long-term debt, less current maturities                   80,000           --

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.01 par value, 10,000,000
     shares authorized, 5,000,000 shares
     designated Series A, no shares issued
     at June 30, 1999                                       --             --

Preferred stock, $.001 par value, 20,000,000
     shares authorized, 1,778,095 shares issued
     and outstanding at December 31, 1999                  1,778           --

Common stock, $.01 par value, 10,000,000
     shares authorized, 4,050,000 shares issued
     and outstanding at June 30, 1999                       --           40,500

Common stock, $.001 par value, 50,000,000
     shares authorized, 6,925,186 shares issued
     and outstanding at December 31, 1999                  6,925           --

Additional paid in capital                             6,079,157         17,500

Retained deficit                                      (5,045,204)      (143,250)

Less:  Subcribed stock                                    (5,000)        (5,000)
                                                     -----------    -----------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     1,037,656        (90,250)
                                                     -----------    -----------

              Total                                  $ 2,420,880    $   502,931
                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SOURCES LIMITED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                 THREE MONTHS   SIX MONTHS
                                                                    ENDING        ENDING
                                                                   DECEMBER      DECEMBER
                                                                   31, 1999      31, 1999
                                                                 ------------   -----------


REVENUE                                                          $   429,113    $   617,889
                                                                 -----------    -----------


OPERATING EXPENSES:

              Payroll expenses                                     4,307,821      4,426,338

              General and administrative expenses                    890,873      1,063,237
                                                                 -----------    -----------

                          Total operating expenses                 5,198,694      5,489,575
                                                                 -----------    -----------

                          Operating income (loss)                 (4,769,581)    (4,871,686)
                                                                 -----------    -----------


NON-OPERATING INCOME (EXPENSE):

              Interest income                                            364            718

              Interest expense                                        (7,038)       (30,986)
                                                                 -----------    -----------

                          Net non-operating loss                      (6,673)       (30,268)
                                                                 -----------    -----------


                          Net loss before income tax provision    (4,776,255)    (4,901,954)
                                                                 -----------    -----------

PROVISION FOR INCOME TAXES                                              --             --
                                                                 -----------    -----------

                          Net loss                               ($4,776,255)   ($4,901,954)
                                                                 ===========    ===========


Basic loss per common share                                      ($     0.69)   ($     0.78)
                                                                 ===========    ===========

Basic weighted average common shares outstanding                   6,925,186      6,284,556
                                                                 ===========    ===========

Diluted loss per common share                                    ($     0.61)   ($     0.69)
                                                                 ===========    ===========

Diluted weighted average common shares outstanding                 7,878,015      7,142,646
                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SOURCES LIMITED

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)



                                                                  ADDITIONAL       RETAINED        SUB-
                                       PREFERRED      COMMON        PAID-IN        EARNINGS      SCRIBED
                                         STOCK        STOCK         CAPITAL       (DEFICIT)       STOCK         TOTAL
                                       -----------  -----------  -------------- --------------- ----------- --------------


Balance as of June 30, 1999                 $--    $    40,500    $    17,500   ($  143,250)   ($    5,000)   ($   90,250)

Stock issued for acquisitions
and related recapitalization                740        (34,530)     2,177,461            --             --      2,143,671

Capital contributed by Company
     officers                             1,038             --      2,075,151            --             --      2,076,189

Stock issued to officers pursuant
     to employment agreements                --            955      1,809,045            --             --      1,810,000

Net loss                                     --             --             --    (4,901,954)            --     (4,901,954)
                                    -----------    -----------    -----------   -----------    -----------    -----------

Balance as of December 31, 1999     $     1,778    $     6,925    $ 6,079,157   ($5,045,204)   ($    5,000)   $ 1,037,656
                                    ===========    ===========    ===========   ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SOURCES LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                        SIX
                                                                       MONTHS
                                                                       ENDING
                                                                      DECEMBER
                                                                      31, 1999
                                                                    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          ($4,901,954)
  Adjustments to reconcile net loss to net cash provided by
        operating activities:
     Depreciation and amortization                                       49,265
     Stock-based compensation                                         1,810,000
     Stock issued for acquisitions and related recapitalization         153,554
     Changes in assets and liabilities:
       Trade and other receivables                                     (257,229)
       Prepaid expenses and other assets                                (82,060)
       Accounts payable and accrued expenses                            427,878
       Payroll liabilities                                              128,264
       Other liabilities                                                 63,900
                                                                    -----------
               Net cash used by operating activities                 (2,608,382)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (66,447)
  Capital contributed by Company officers                             2,076,189
                                                                    -----------
               Net cash provided by investing activities              2,009,742
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                    220,000
  Repayment of debt                                                     (50,000)
                                                                    -----------
               Net cash provided by financing activities                170,000
                                                                    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (428,640)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   500,445
                                                                    -----------

  End of period                                                     $    71,805
                                                                    ===========


                             GLOBAL SOURCES LIMITED
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Global Sources Limited and its wholly-owned subsidiaries provide strategic staffing solutions in addition to marketing, training and development programs, seminars, and employee benefits consulting.

         The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platinum Executive Services, Inc. was treated as the acquiror and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited.

         The Company has offices in New York City, Maryland, Connecticut, and New Jersey.

         In 1999, the Company purchased the stock of two firms providing recruiting and human resource consulting services (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Sources Limited and its subsidiaries after elimination of intercompany transactions.

REVENUE RECOGNITION

         Revenue from permanent staffing is recognized when the candidate has been employed. Executive search and consulting assignments are primarily based upon retainer agreements which provide for periodic billings; revenue is recognized based upon the terms of the agreements.

PROPERTY & EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the useful lives of the assets which range from three to thirty-one and one-half years.

INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provisions shown in the accompanying statements of operations are zero since the deferred tax asset generated from the net operating losses are offset in their entirety by a valuation allowance.

                             GLOBAL SOURCES LIMITED

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

GOODWILL

         Goodwill is amortized utilizing the straight-line method over a period of 20 to 30 years. The Company evaluates the carrying value and periods of amortization of goodwill to determine whether revised estimates of carrying value or useful lives are warranted.

CONCENTRATION OF CREDIT RISK

         Cash and cash equivalents and trade accounts receivable potentially subject the Company to concentration of credit risk. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company believes its credit risk from accounts receivable is limited due to the relatively large number of customers. Further, the Company assesses the financial strength of its customers and when appropriate, establishes an allowance for uncollectible accounts.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3. PROPERTY & EQUIPMENT

Property and equipment consist of the following:
                                                     12/31/99           6/30/99
                                                    ---------          --------
Automobiles                                         $  65,596                $-
Building improvements                                   9,366
Furniture and fixtures                                 12,080
Office and computer equipment                          45,261             2,798
                                                    ---------         ---------
                                                      132,303             2,798
Less accumulated depreciation                         (68,136)             (312)
                                                    ---------         ---------
                                                    $  64,167         $   2,486
                                                    =========         =========

                             GLOBAL SOURCES LIMITED

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4. DEBT AND CREDIT FACILITIES

         The Company has a $500,000 combined line of credit with two major banks. The amount outstanding on the lines at December 31, 1999 was $450,000. Interest on both lines is charged at the prime rate. Borrowings on the lines are guaranteed personally by two officers of the Company.

         On December 29, 1999, the Company borrowed $120,000 from a bank with interest at 5.25% annually, payable monthly. Principal on the loan is due June 30, 2000. Also on December 29, 1999, the Company borrowed from a different bank $100,000 at an interest rate of 8%. Principal and interest are due monthly, The term of the loan is five years.


5. PENSION PLAN

         One of the Company's subsidiaries has a defined contribution (money purchase) pension plan covering all full time employees twenty one years old who have provided two years of service. After two years, the employee is vested an additional 20% each year and fully vested in the sixth year. Contributions are limited to 15% of the employee's salary not to exceed $30,000 per employee. Company contributions included in the consoliidated statements of income were $10,000 and $33,304 for the three months and six months ending December 31, 1999, respectively.


6. STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of December 31, 1999, there were 325,000 options outstanding.

                             GLOBAL SOURCES LIMITED

7. ACQUISITIONS

         On August 15, 1999, the Company purchased a Maryland corporation engaged primarily in marketing and team building seminars and programs. On August 31, 1999, the Company purchased a New Jersey limited liability company engaged primarily in executive search. An officer of the Company was a significant owner of the executive search firm prior to the purchase. On December 9, 1999, the Company changed its name from Platinum Executive Services, Inc. to Global Sources Limited. Also on December 9, 1999 and just prior to the change in name, Platinum Executive Services, Inc. merged with First Sunrise, Inc., with Platinum Executive Services, Inc. being treated for accounting puposes as the acquiror of First Sunrise, Inc.

     The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. The purchase price of the acquisitions exceeded the fair value of the net assets acquired, resulting in goodwill of $1,990,119, $1,497,500 of which is being amortized over twenty years and the remainder of which is being amortized over ten years. The amortization of goodwill for the three months and six months ending December 31, 1999 agregated $31,034 and $44,499, respectively.

     The pro forma unaudited condensed results of operations data for the three months and six months ending December 31, 1999, as if the purchases had occurred on July 1, 1999, are as follows:

                                                 THREE                 SIX
                                                 MONTHS              MONTHS
                                                 ENDING              ENDING
                                                DECEMBER            DECEMBER
                                                31, 1999            31, 1999
                                               ----------          ---------

Revenue                                         $   429,113         $   629,019

Expense                                           5,205,623           5,646,052
                                                -----------         -----------

Income before income taxes                       (4,776,510)         (5,017,033)

Income taxes                                           --                  --
                                                -----------         -----------

Net loss                                        ($4,776,510)        ($5,017,033)
                                                ===========         ===========

                             GLOBAL SOURCES LIMITED

8. BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted. The following table sets forth the computation of basic and diluted earnings per common share ("EPS"):

                                                      THREE              SIX
                                                      MONTHS           MONTHS
                                                      ENDING           ENDING
                                                     DECEMBER         DECEMBER
                                                     31, 1999         31, 1999
                                                     --------         --------
BASIC EPS

Loss applicable to common stockholders               ($4,776,255)   ($4,901,954)
Weighted average common shares outstanding             6,925,186      6,284,556
                                                     -----------    -----------
Basic EPS                                            ($     0.69)   ($     0.78)
                                                     -----------    -----------

DILUTED EPS

Loss applicable to common stockholders               ($4,776,255)   ($4,901,954)
                                                     -----------    -----------
Weighted average common shares outstanding             6,925,186      6,284,556
Dilutive effect of convertible preferred stock           627,829        533,090
Dilutive effect of common stock options                  325,000        325,000
                                                     -----------    -----------

Weighted average diluted common shares outstanding     7,878,015      7,142,646
                                                     -----------    -----------

Diluted EPS                                          ($     0.61)   ($     0.69)
                                                     ===========    ===========


9. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain office equipment under noncancelable operating leases. Future minimum lease payments at December 31, 1999 for those operating leases with remaining terms of one year or more are as follows:


         2000                                                     $207,430
         2001                                                      189,280
         2002                                                      170,732
         2003                                                      152,797
         2004                                                      142,875
   Thereafter                                                            0
                                                               ------------

Total minimum lease payments                                      $863,113
                                                               ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company at present provides strategic staffing solutions to enterprises in addition to providing marketing, training and development programs, seminars, and employee benefits consulting. The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platimum Executive Services, Inc. was treated as the acquiror and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited.

         Platinum Executive Services, Inc. was incorporated in the State of New York on March 25, 1999 for the purpose of helping business executives search for and find employment. In August of 1999, Platinum Executive Services, Inc. acquired the net assets of two companies that provide executive search and marketing, training and development programs.

         The Company presently has offices in New York City, Maryland, Connecticut, and New Jersey.


THREE MONTHS ENDING DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDING DECEMBER 31, 1999

         As a result of the Company's two acquisitions in August, 1999, revenue was $429,113 in the last quarter of 1999, or $188,776 more than the previous quarter's revenue.

         Payroll expenses increased significantly in the quarter ending December 31, 1999 primarily due to stock compensation awards to various key personnel and executives of companies purchased.

PROFORMA COMBINED RESULTS OF OPERATIONS

         The pro forma unaudited condensed results of operations data for the three months and six months ending December 31, 1999, as if the two subsidiary purchases had occurred on July 1, 1999, are as follows:

                                                   THREE                  SIX
                                                  MONTHS                MONTHS
                                                  ENDING                ENDING
                                                 DECEMBER              DECEMBER
                                                 31, 1999              31, 1999
                                                 --------             ---------

Revenue                                         $   429,113         $   629,019

Expense                                           5,205,623           5,646,052
                                                -----------         -----------

Income before income taxes                       (4,776,510)         (5,017,033)

Income taxes                                           --                  --
                                                -----------         -----------

Net loss                                        ($4,776,510)        ($5,017,033)
                                                ===========         ===========


         Since the acquisitions were made soon after the Company's fiscal year began (July 1), proforma results of operations due not vary significantly from the Company's historical financial statements.


LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by drawdowns of lines of credit aggregating $450,000 and the proceeds of bank debt aggregating $220,000 as of December 31, 1999. The Company plans to obtain additional financing in the private placement market which will be utilized to fund ongoing operations. Additionally, the Company plans to aggressively pursue the purchase of additional acquisition targets that have a strategic fit with the Company's goal of becoming a premier provider of strategic solutions in the human resources fields. Acquisitions will be made primarily through the issuance of common and preferred stock.

         For the six months ended December 31, 1999, the Company's cash and cash equivalents declined by $428,640. During this period, net cash used by operating activities declined $2,608,382, which was partially offset by capital contributed by key officers of $2,076,189 and bank debt proceeds of $170,000.

         At December 31, 1999, the Company's $500,000 lines of credit were fully utilized. The lines are personally guaranteed by two executives of the Company.


YEAR 2000 COMPLIANCE

         The Company utilizes information technology to facilitate search processes communications with candidates and clients and in its financial and other related support systems. The software that the Company utilizes are Year 2000 compliant.

         The Company's primary business does not depend on close relationships with third party vendors, but third party vendors are utilized for a number of functions, including its payroll and banking functions. The Company is continuing its communications with existing and potential third party vendors to determine the extent to which these vendors are Year 2000 compliant. The Company also utilizes third-party on-line information services and the Internet to communicate and retrieve information. Failure of these third party vendors may have a material impact on the Company's operations.

         To date, the Company has not experienced any significant Year 2000 difficulties, but the Company will continue to monitor its information technology used internally and externally due to the inherent risks associated with data storage and communications in today's complex business world.






FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations as well as other sections of this Quarterly Report on Form 10Q contain forward-looking statements that are based on the current beliefs and expectations of the Company's management. These statements include those made regarding general economic trends and trends in the executive search and training areas. Further, these statements involve risks and uncertainties. A number of factors could adversely affect the Company's operations or financial condition, including competitive pressure, the availability of new acquisition candidates on terms acceptable to the Company, and conditions in the capital markets. Forward-looking statements, and any related implications, can differ materially from actual results.



SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 22, 2000

                           Global Sources Limited
                                (Registrant)


                           By:/s/ John D. Mazzuto
                           -------------------------
                             John D. Mazzuto
                             Chief Financial Officer