Form 10QSB
period 2000-03-31
GLOBAL SOURCES LTD
filed 2000-05-22
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 333-41389

                             GLOBAL SOURCES LIMITED
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                         13-4020643
      (State of other jurisdiction of                        (I.R.S. Employer)
      incorporation or organization)                         Identification No.)

            342 Madison Avenue, Suite 1815, New York, New York 10173
                    (Address of principal executive offices)

                                 (212) 683-6363
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 9,108,036 shares outstanding as of May 18, 2000.

                             GLOBAL SOURCES LIMITED

                                      INDEX

                                                                                                PAGE
                                                                                             ------------

      PART I.      FINANCIAL INFORMATION
      Item 1.      Consolidated Financial Statements

                   Consolidated Balance Sheets as of March 31, 2000
                   (Unaudited) and June 30, 1999..................................................4

                   Unaudited Consolidated Statements of Income for the three
                   months and nine months ending March 31, 2000...................................3

                   Unaudited Consolidated Statement of Cash Flows for the nine months ended March 31, 2000....................................................6

                   Unaudited Notes to Consolidated Financial Statements...........................7

      Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................................14

      PART II.     OTHER INFORMATION

      Item 1.      Legal Proceedings.............................................................17

      Item 2.      Changes in Securities.........................................................17

      Item 4.      Submission of Matters to A Vote of Security Holders...........................18
                   months and nine months ending March 31, 2000

      Item 6.      Exhibits and Reports of Form 8-K..............................................18


SIGNATURE........................................................................................20

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS                NINE MONTHS
                                                                       ENDING                      ENDING
                                                                       MARCH                       MARCH
                                                                      31, 2000                    31, 2000
                                                                  -----------------           -----------------
REVENUE                                                                   $579,796                    $904,536
                                                                  -----------------           -----------------
OPERATING EXPENSES:

             Payroll expenses                                            1,757,626                   6,005,961

             General and administrative expenses                           634,594                   1,575,626
                                                                  -----------------           -----------------

                        Total operating expenses                         2,392,220                   7,581,587
                                                                  -----------------           -----------------

                        Operating income (loss)                         (1,812,424)                 (6,677,051)
                                                                  -----------------           -----------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                             -                                 205

             Interest expense                                               (9,650)                    (28,761)
                                                                  -----------------           -----------------

                        Net non-operating loss                              (9,650)                    (28,556)
                                                                  -----------------           -----------------


                        Net loss before income tax provision            (1,822,074)                 (6,705,607)
                                                                  -----------------           -----------------

PROVISION FOR INCOME TAXES                                               -                           -
                                                                  -----------------           -----------------

                        Net loss before discontinued operations         (1,822,074)                 (6,705,607)
                                                                  -----------------           -----------------

DISCONTINUED OPERATIONS:

             Loss from leadership training segment
               (less income taxes of $0 and $0, respectively)              (18,719)                    (46,797)

                        Net loss after discontinued operations         ($1,840,793)                ($6,752,404)
                                                                  =================           =================

Basic loss per common share - before discontinued operations                ($0.22)                     ($0.96)
Basic loss per common share - discontinued operations                       ($0.00)                     ($0.01)
                                                                  -----------------           -----------------
                                                                            ($0.22)                     ($0.97)
                                                                  =================           =================

Basic weighted average common shares outstanding                         8,236,743                   6,935,285
                                                                  =================           =================

Diluted loss per common share - before discontinued operations              ($0.18)                     ($0.82)
Diluted loss per common share - discontinued operations                     ($0.00)                     ($0.01)
                                                                  -----------------           -----------------
                                                                            ($0.18)                     ($0.83)
                                                                  =================           =================

Diluted weighted average common shares outstanding                      10,044,419                   8,109,904
                                                                  =================           =================

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31,               June 30,
                                                                          2000                    1999
                                                                      --------------           -----------
                                                                       (unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                  $-                    $500,445

Accounts receivable, trade, net of allowance for doubtful accounts
     of $0 at March 31, 2000                                                514,557                -

Work in process                                                              49,630                -

Prepaid expenses and other current assets                                   185,061                -

Net current assets held for disposal                                         29,709                -
                                                                      --------------           -----------

             TOTAL CURRENT ASSETS                                           778,957               500,445
                                                                      --------------           -----------


Property and equipment, net                                                  62,552                 2,486

Intangibles, net of accumulated amortization of $110,980
     at March 31, 2000                                                    4,535,885                -
                                                                      --------------           -----------

             TOTAL                                                       $5,377,394              $502,931
                                                                      ==============           ===========

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,               June 30,
                                                                          2000                    1999
                                                                      --------------           -----------
                                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash overdraft                                                              $93,936                $-

Accounts payable and accrued expenses                                     1,124,294                93,181

Payroll liabilities                                                         830,788                -

Other liabilities                                                            14,850                -

Lines of credit                                                             450,000               500,000

Payable to Company officers                                                 287,465                -
                                                                      --------------           -----------

             TOTAL CURRENT LIABILITIES                                    2,801,333               593,181
                                                                      --------------           -----------

Net noncurrent liabilities held for disposal                                 27,209                -

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.01 par value, 10,000,000 shares authorized,
     5,000,000 shares designated Series A, no shares issued
     at June 30, 1999                                                       -                      -

Preferred stock, $.001 par value, 20,000,000 shares authorized,
     1,881,935 shares issued and outstanding at December 31, 1999             1,882                -

Common stock, $.01 par value, 10,000,000 shares authorized,
     4,050,000 shares issued and outstanding at June 30, 1999               -                      40,500

Common stock, $.001 par value, 50,000,000 shares authorized,
     9,013,036 shares issued and outstanding at March 31, 2000                9,013                -

Additional paid in capital                                                9,438,611                17,500

Retained deficit                                                         (6,895,654)             (143,250)

Less:  Subscribed stock                                                      (5,000)               (5,000)
                                                                      --------------           -----------

             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         2,548,852               (90,250)
                                                                      --------------           -----------

             Total                                                       $5,377,394              $502,931
                                                                      ==============           ===========



   The accompanying notes are an integral part of these financial statements.

                             GLOBAL SOURCES LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                        NINE
                                                                                                       MONTHS
                                                                                                       ENDING
                                                                                                      MARCH 31,
                                                                                                        2000
                                                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss before discontinued operations                                                            ($6,705,607)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                                       112,511
     Stock-based compensation                                                                          2,016,200
     Stock issued for acquisitions and related recapitalization                                         (227,750)
     Changes in assets and liabilities:
       Trade and other receivables                                                                      (514,557)
       Work in process                                                                                   (49,630)
       Prepaid expenses and other assets                                                                (185,061)
       Accounts payable and accrued expenses                                                           1,031,113
       Payroll liabilities                                                                               830,788
       Other liabilities                                                                                 302,315
                                                                                                 ----------------
               Net cash used by continuing operating activities                                       (3,389,678)
               Net cash provided (used) by discontinued operations                                        45,375
                                                                                                 ----------------
               Net cash provided (used) by operating activities                                       (3,344,303)
                                                                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                                    (61,597)
  Capital contributed by Company officers                                                              2,283,868
                                                                                                 ----------------
               Net cash provided by investing activities                                               2,222,271
                                                                                                 ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock sold to investors                                                                                577,651
  Repayment of debt                                                                                      (50,000)
                                                                                                 ----------------
               Net cash provided by financing activities                                                 527,651
                                                                                                 ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               (594,381)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                    500,445
                                                                                                 ----------------

  End of period                                                                                         ($93,936)
                                                                                                 ================

SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid                                                                        $-
                                                                                                 ================
              Interest paid                                                                              $26,400
                                                                                                 ================

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Global Sources Limited and its wholly-owned subsidiaries (the "Company") provide strategic staffing solutions in addition to marketing, training and development programs, seminars, employee benefits and computer consulting.

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

         The Company has offices in New York, Maryland, Connecticut, New Jersey, and Florida.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Global Sources Limited and its subsidiaries after elimination of intercompany transactions.

REVENUE RECOGNITION

         Revenue from permanent staffing is recognized when the candidate has been employed. Executive search and consulting assignments are primarily based upon retainer agreements which provide for periodic billings; revenue is recognized based upon the terms of the agreements. Revenue from computer consulting is recognized when time and costs have been incurred.

PROPERTY & EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed utilizing the straight-line method over the useful lives of the assets which range from three to seven years.

INCOME TAXES

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provisions shown in the accompanying statements of operations are zero since the deferred tax assets generated from the net operating losses are offset in their entirety by a valuation allowance.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

GOODWILL

     Goodwill is amortized utilizing the straight-line method over a period of 10 to 20 years. The Company evaluates the carrying value and periods of amortization of goodwill to determine whether revised estimates of carrying value or useful lives are warranted.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          MARCH 31, 2000                 JUNE 30, 1999
                                        ------------------             ----------------
Computer software                                    $750                    $-
Furniture and fixtures                             83,563                     -
Office and computer equipment                       7,281                        2,798
                                        ------------------             ----------------
                                                   91,594                        2,798
Less accumulated depreciation                     (29,042)                        (312)
                                        ------------------             ----------------
                                                  $62,552                       $2,486
                                        ==================             ================

NOTE 4 - DEBT AND CREDIT FACILITIES

     The Company has a $500,000 combined line of credit with two major banks. The amount outstanding on the lines at March 31, 2000 was $450,000. Interest on both lines is charged at the prime rate. Borrowings on the lines are guaranteed personally by two officers of the Company.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

NOTE 5 - 401(K) PLAN

     A Company subsidiary has a defined contribution 401(k) plan. Full time employees twenty one years old with one year of service are eligible to participate in the plan. The plan allows the employer to make discretionary contributions on behalf of its employees which vest 20% per year for each year of employee service. No discretionary employer contributions have been declared or paid in years 1999 or 2000. Employees may contribute up to 15% of their compensation, as defined, (subject to Internal Revenue Service maximum contribution limitations) and are immediately 100% vested in their contributions made to the plan.

NOTE 6 - STOCK OPTION PLAN

     The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of March 31, 2000, there were 325,000 options outstanding.

NOTE 7 - ACQUISITIONS

     On August 15, 1999, the Company purchased a Maryland corporation engaged primarily in marketing and team building seminars and programs. On August 31, 1999, the Company purchased a New Jersey limited liability company engaged primarily in executive search. An officer of the Company was a significant owner of the executive search firm prior to the purchase. On March 13, 2000, the aforementioned limited liability company merged with another wholly-owned subsidiary of Global Sources Limited, GS Management Corp., with GS Management Corp. being the surviving entity.

         On December 9, 1999, the Company changed its name from Platinum Executive Services, Inc. to Global Sources Limited. Also on December 9, 1999 and just prior to the change in name, Platinum Executive Services, Inc. merged with First Sunrise, Inc., with Platinum Executive Services, Inc. being treated for accounting puposes as the acquiror of First Sunrise, Inc.

     In January, 2000, the Company purchased a New York corporation engaged primarily in training and development, a New Jersey corporation engaged in executive placement, a Florida corporation in the development stage that is developing an internet membership service for law schools, attorneys, and students and others interested in the legal community, and a New Jersey corporation that will assist the Company in identifying potential corporate acquisitions outside the United States. In February, 2000, the Company purchased a New Jersey corporation engaged in computer consulting.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

     The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases. The purchase price of the acquisitions exceeded the fair value of the net assets acquired, resulting in goodwill of $4,646,865, $1,501,700 of which is being amortized over twenty years and the remainder of which is being amortized over ten years. The amortization of goodwill for the three months and nine months ending March 31, 2000 agregated $66,481 and $110,980, respectively.

     The pro forma unaudited condensed results of operations data for the three months and nine months ending March 31, 2000, as if the purchases had occurred on July 1, 1999, are as follows:

                                                                                   THREE                         NINE
                                                                                  MONTHS                        MONTHS
                                                                                  ENDING                        ENDING
                                                                                 MARCH 31,                     MARCH 31,
                                                                                   2000                          2000
                                                                             ------------------             ----------------
Revenue                                                                         $1,007,853                    $2,351,384

Expense                                                                          2,916,856                     9,342,715
                                                                             ------------------             ----------------
Income before income taxes                                                      (1,909,003)                   (6,991,331)

Income taxes                                                                         -                             -
                                                                             ------------------             ----------------
Net loss                                                                       ($1,909,003)                  ($6,991,331)
                                                                             ==================             ================


NOTE 8 - PLANNED DIVESTITURE OF THE COMPANY'S LEADERSHIP TRAINING BUSINESS

         At March 31, 2000, the Company was negotiating the sale of the leadership training segment of its business. In accordance with generally accepted accounting principles, the results of operations of the leadership training business have been segregated from the Company's continuing operations and accounted for as discontinued operations in the accompanying consolidated statements of income and in the consolidated statement of cash flows. The results of operations for the leadership training business were as follows:

                                                                                                                SEVEN
                                                                                  MONTH                         MONTHS
                                                                                  ENDED                          ENDED
                                                                               JANUARY 31,                    JANUARY 31,
                                                                                   2000                          2000
                                                                             ------------------             ----------------
Revenue                                                                           $23,728                      $476,153
                                                                             ==================             ================

Loss from discontinued operations, net of taxes of $0                            ($18,719)                     ($46,797)
                                                                             ==================             ================

     The net assets of the leadership training business have been excluded from their respective captions and reported as net assets (liabilities) held for disposal in the acompanying consolidated balance sheet

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES
as of March 31, 2000. The net assets of the leadership training business at January 31, 2000 were as follows:
                                                           JANUARY 31,
                                                               2000
                                                         ------------------

Cash                                                               $30,671
Accounts receivable, trade, net                                     97,418
Receivable from Company officer                                     66,982
Accounts payable and accrued expenses                               (6,344)
Payroll liabilities                                                (19,018)
Current portion of notes payable to banks                         (140,000)
                                                         ------------------
  Net assets held for disposal - current                           $29,709
                                                         ==================

Property and equipment, net                                        $51,124
Noncurrent portion of notes payable to banks                       (78,333)
                                                         ------------------
  Net liabilities held for disposal - noncurrent                  ($27,209)
                                                         ==================


NOTE 9 - BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income by weighted average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted. The following table sets forth the computation of basic and diluted earnings per common share ("EPS"):

                                                                                   THREE                         NINE
                                                                                  MONTHS                        MONTHS
                                                                                  ENDING                        ENDING
                                                                                 MARCH 31,                     MARCH 31,
                                                                                   2000                          2000
                                                                             ------------------             ----------------
BASIC EPS
Loss before discontinued operations                                                ($1,822,074)                 ($6,705,607)
Weighted average common shares outstanding                                           8,236,743                    6,935,285
                                                                             ------------------             ----------------
Basic EPS                                                                               ($0.22)                      ($0.96)
                                                                             ------------------             ----------------

Loss from discontinued operations                                                     ($18,719)                    ($46,797)
Weighted average common shares outstanding                                           8,236,743                    6,935,285
                                                                             ------------------             ----------------
Basic EPS                                                                               ($0.00)                      ($0.01)
                                                                             ------------------             ----------------

Loss after discontinued operations                                                 ($1,840,793)                 ($6,752,404)
Weighted average common shares outstanding                                           8,236,743                    6,935,285
                                                                             ------------------             ----------------
Basic EPS                                                                               ($0.22)                      ($0.97)
                                                                             ------------------             ----------------

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                                                                                   THREE                         NINE
                                                                                  MONTHS                        MONTHS
                                                                                  ENDING                        ENDING
                                                                                 MARCH 31,                     MARCH 31,
                                                                                   2000                          2000
                                                                             ------------------             ----------------
DILUTED EPS
Loss before discontinued operations                                                ($1,822,074)                 ($6,705,607)
Loss from discontinued operations                                                      (18,719)                     (46,797)
                                                                             ------------------             ----------------
Loss after discontinued operations                                                 ($1,840,793)                 ($6,752,404)
                                                                             ==================             ================


Weighted average common shares outstanding                                           8,236,743                    6,935,285
Dilutive effect of convertible preferred stock                                       1,482,676                      849,619
Dilutive effect of common stock options                                                325,000                      325,000
                                                                             ------------------             ----------------

Diluted weighted average common shares outstanding                                  10,044,419                    8,109,904
                                                                             ==================             ================

Diluted EPS for loss before discontinued operations                                     ($0.18)                      ($0.82)
Diluted EPS for loss from discontinued operations                                        (0.00)                       (0.01)
                                                                             ------------------             ----------------
Diluted EPS for loss after discontinued operations                                      ($0.18)                      ($0.83)
                                                                             ==================             ================


NOTE 10 - SEGMENT INFORMATION

     Management views the operations of the Company through the following segments:

                                                                                   THREE                         NINE
                                                                                  MONTHS                        MONTHS
                                                                                  ENDING                        ENDING
                                                                                 MARCH 31,                     MARCH 31,
                                                                                   2000                          2000
                                                                             ------------------             ----------------

Revenue:
  Recruiting and human resources consulting                                           $530,166                     $854,906
  Computer consulting and internet services                                             49,630                       49,630
  Discontinued operations                                                               23,728                      476,153
                                                                             ------------------             ----------------
              Total                                                                   $603,524                   $1,380,689
                                                                             ==================             ================
Operating income:
  Recruiting and human resources consulting                                            $59,368                      $22,457
  Computer consulting and internet services                                            (46,579)                     (47,130)
  Discontinued operations                                                              (18,719)                     (46,797)
  Corporate unallocated                                                             (1,834,863)                  (6,680,934)
                                                                             ------------------             ----------------
              Total                                                                ($1,840,793)                 ($6,752,404)
                                                                             ==================             ================

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space, certain office equipment, and an automobile under noncancelable operating leases. Future minimum lease payments at March 31, 2000 for those operating leases with remaining terms of one year or more are as follows:

         2000                                                       $154,863
         2001                                                        214,911
         2002                                                        182,186
         2003                                                        161,449
         2004                                                        151,527
   Thereafter                                                              0

Total minimum lease payments                                        $864,936
                                                               ==============

     The Company has entered into employment agreements with several of its officers. The employment agreements generally become null and void if the officer is terminated for cause or upon death. Future minimum payments to be made as of March 31, 2000 pursuant to these employment contracts are as follows:

         2000                                                     $1,614,750
         2001                                                      2,178,000
         2002                                                      2,203,000
         2003                                                      2,228,000
         2004                                                      1,301,833
   Thereafter                                                              0

Total minimum employment agreement payments                       $9,525,583
                                                               ==============

     The Company has agreed in principle to sell interests in two companies it owns for $250,000 to an officer of the Company. Proceeds of the sale will be payable in five annual installments. The Company has agreed to loan $500,000 upon demand, at an annual interest rate of 20%, to a company presently owned by the aforementioned company officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's recent losses, the Company's need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; successful completion and integration of prior and any future acquisitions; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to customer plans and commitments; and the highly competitive environment in which the Company operates. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RESULTS OF OPERATIONS

GENERAL

     This financial review should be read in conjunction with the accompanying consolidated financial statements and contains management's discussion and analysis of the Company's results of operations and liquidity. The discussion of operating results and liquidity and capital resources generally excludes the discontinued leadership training business discussed in Note 8 to the accompanying consolidated financial statements.

      The Company at present provides strategic staffing solutions to enterprises in addition to providing marketing, training and development programs, seminars, employee benefits, and computer consulting. The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platimum Executive Services, Inc. was treated as the acquiror and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited.

      Platinum Executive Services, Inc. was incorporated in the State of New York on March 25, 1999 for the purpose of helping business executives search for and find employment. In August of 1999, Platinum Executive Services, Inc. acquired the net assets of two companies that provide executive search and marketing, training and development programs.

     In January, 2000 the Company purchased a New York corporation engaged primarily in training and development, a New Jersey corporation engaged in executive placement, a Florida corporation in the development stage that is developing an internet membership service for law schools, attorneys, and students and others interested in the legal community, and a New Jersey corporation that will assist the Company in identifying potential corporate acquisitions outside the United States. In February, 2000, the Company purchased a New Jersey corporation engaged in computer consulting.

     The Company presently has offices in New York City, Maryland, Connecticut, New Jersey, and Florida.

THREE MONTHS ENDING MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDING MARCH 31, 2000

     Primarily due to acquisitions, the Company's revenue increased significantly in the most recent quarter as shown below:

                                                                  PERCEN-
                                                    REVENUE        TAGE
                                                    -------        ----
    Quarter ending March 31, 2000                    $579,796       64.1%
    Quarter ending December 31, 1999                  135,964       15.0%
    Quarter ending September 30, 1999                 188,776       20.9%
                                              ----------------------------
      Nine months ending March 31, 2000              $904,536      100.0%
                                              ============================

     Payroll expenses for continuing operations increased by more than $4.1 million in the quarter ending December 31, 1999, and by more than $1.7 million in the quarter ending March 31, 2000, primarily due to stock compensation awards to various key personnel and executives of companies purchased.

         General and administrative expenses have increased with acquisitions, but have been controlled through adherence to internal cost guidelines and reviews by Company financial personnel. As the table below demonstrates, general and administrative expenses decreased in the most recent quarter relative to the prior quarter:

                                                        GENERAL &
                                                         ADMIN-
                                                        ISTRATIVE      PERCEN-
                                                          EXPENSE        TAGE
                                                          -------        ----
  Quarter ending March 31, 2000                           $634,594       40.3%
  Quarter ending December 31, 1999                         768,668       48.8%
  Quarter ending September 30, 1999                        172,364       10.9%
                                                   ----------------------------
    Nine months ending March 31, 2000                   $1,575,626      100.0%
                                                   ============================

     The Company plans to aggressively manage all subsidiaries to maximize revenue streams and to control costs.

         The Company's net loss before discontinued operations was ($1,822,074) and ($6,705,607) for the three and nine month periods ending March 31, 2000 respectively. Basic losses per share before discontinued operations were ($0.22) and ($0.96) for the three and nine month periods ending March 31, 2000, respectively. Basic losses per share after discontinued operations were ($0.22) and ($.97) for the three and nine month periods ending March 31, 2000 respectively.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     The pro forma unaudited condensed results of operations data for the three months and nine months ending March 31, 2000, as if the Company's purchases of subsidiaries had occurred on July 1, 1999, are as follows:

                                          THREE                   NINE
                                         MONTHS                  MONTHS
                                         ENDING                  ENDING
                                        MARCH 31,               MARCH 31,
                                          2000                    2000
                                     ----------------        ----------------
Revenue                                $1,007,853              $2,351,384

Expense                                 2,916,856               9,342,715
                                     ----------------        ----------------

Income before income taxes             (1,909,003)             (6,991,331)

Income taxes                                -                       -
                                     ----------------        ----------------

Net loss                              ($1,909,003)            ($6,991,331)
                                     ================        ================

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by drawdowns of lines of credit aggregating $450,000 and the sale of the Company's capital stock. The Company sold approximately $578,000 of common stock in the private placement market for the nine months ending March 31, 2000. Although cash and cash equivalents declined from $500,445 at June 30, 1999 to $(93,936) at March 31, 2000, the Company has pursued additional sales of common stock in the private placement market subsequent to March 31, 2000 and anticipates that cash levels will increase significantly in the near future.

         The Company plans to purchase additional companies that have a strategic fit with the Company's goal of becoming a premier provider of strategic solutions in the human resources fields. Acquisitions will be made primarily through the issuance of common and preferred stock. It is intended that future acquisitions will not be with development stage or start-up companies in order to maximize cash flows to the Company.

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

PART II  -  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES

         On January 28, 2000, the Company issued to an employee of the Company 10,000 shares of the Company's Common Stock, as a compensation award for services performed for the Company by such individual.

         On January 28, 2000, the Company issued to officers of the Company 21,000 and 50,000 shares of the Company's Common Stock, as compensation awards for services performed for the Company by such individuals.

         On January 28, 2000, the Company issued to its Chief Operating Officer 450,000 shares of the Company's Common Stock, in accordance with the terms of the Company's employment agreement with such individual.

         In January 2000, the Company issued to the individual shareholders and officers and/or directors of four companies being acquired by the Company an aggregate of 925,606 shares of the Company's Common Common Stock, as consideration with respect to acquiring such companies. The issuances of such shares was based on a price per share of $2.00.

         In February 2000, the Company issued to the individual shareholders and officers and/or directors of a New Jersey corporation engaged in computer consulting an aggregate of 300,000 shares of the Company's Common Common Stock, as consideration with respect to acquiring such companies. The issuances of such shares was based on a price per share of $4.17.

         On March 1, 2000, the Company issued to individual investors 800, 2,000 and 10,000 shares of the Company's Common Stock, respectively, in connection with previously subscribed private transactions. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to their status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). The consideration paid by such individual investor was based on a price per share of $2.25.

         On March 30, 2000, the Company received a subscription by an individual investor for 4,444 shares of the Company's Common Stock pursuant to a private transaction in which such individual represented and warranted as to his status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The consideration paid by such individual investor was based on a price per share of $2.25.

         In March and April, 2000, the Company issued to two individuals an aggregate of 120,000 and 100,000 shares of the Company's Common Stock pursuant to private offshore transactions. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including representations as to their status as not a "U.S. Person" (as such term is defined in Rule 902(k) of Regulation S under the Securities Act). The consideration paid by such individual investors was based on a price per share of $2.25.

         On April 3, 2000, the Company issued to an individual investor 9,000 shares of the Company's Common Stock in connection with a previously subscribed private transaction. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to their status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The consideration paid by such individual investor was based on a price per share of $2.25.

         On April 7, 2000, the Company issued to an individual investor 10,000 shares of the Company's Common Stock in connection with a previously subscribed private transaction. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to their status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The consideration paid by such individual investor was based on a price per share of $2.25.

         In connection with the above referenced issuances, the Company relied on the exemption afforded by Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of securities holders during the three months ended March 31, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibits

                  27.      Financial data schedule

       (b)        Reports on Form 8-K

                  The Company filed Reports on Forms 8-K on each of March 16, 2000 and May 11, 2000, pertaining to (i) the acquisition and business operations of Renaissance Leadership, Inc. and (ii) the loss of the Company's public accountants, respectively.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 22, 2000             GLOBAL SOURCES LIMITED

                                  /s/ John D. Mazzuto
                                 ------------------------------------------
                                  By: John D. Mazzuto
                                      President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                                 Description
--------------                                 -----------
    27                                         Financial Data Schedule