Form 10KSB
period 2000-06-30
GLOBAL SOURCES LTD
filed 2001-03-30
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                             GLOBAL SOURCES LIMITED
                 (Name of small business issuer in its charter)

                       DELAWARE                                                    13-4020643
--------------------------------------------------------     -------------------------------------------------------
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                    Identification No.)

         1055 PARSIPPANY BOULEVARD, SUITE 106                                        07054
                     PARSIPPANY NJ
--------------------------------------------------------     -------------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

Issuer's telephone number, including area code: 973-316-0399

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value as at March 27, 2001 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $6,248,046 calculated on the basis of the price of the last trade of the issuer's common stock ($0.875), as last reported by the OTC Bulletin Board on December 13, 2000. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's common stock as at March 21, 2001 was 10,966,999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Management's Discussion and
Analysis of Financial Condition or Plan of Operation," and such other statements, except historical facts, regarding Global Sources' financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project,"
"plan", "intend", "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing; its ability to hire and retain personnel; the successful completion of any prior and future acquisitions; any uncertainties relating to business and economic conditions in markets in which the Company operates; any uncertainties relating to customer plans and commitments; any uncertainties relating to the integration of acquired businesses and operations; and the highly competitive environment in which the Company operates. These and other factors are discussed in this report and from time to time in other Company reports filed with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

         Global Sources Limited and its wholly-owned subsidiaries provide strategic staffing solutions, employee placement and executive search as well as marketing, training and development programs, seminars, employee benefits and computer consulting, including the following:

         o Executive and employee search (so-called "headhunting" services), on both a retained, exclusive basis (i.e., a portion of the fee is paid regardless of whether or not the Company successfully places an employee) and a contingent, nonexclusive basis (i.e., a fee is earned only if the Company successfully places the employee). The Company offers and seeks to offer search capabilities for various types of skilled personnel: management, chief financial officers, comptrollers, software programmers, medical technology, technical, sales, marketing, and legal.

         o        Management   evaluation,   including  the   administration  of
                  standardized competency assessment tests, and training and development.

         o Executive coaching and consulting, particularly in regard to organizing personnel to achieve specified business goals and instituting performance based assessment and reward programs.

         o        Executive career counseling.

         o        Evaluation  of  company-wide  or  executive  compensation  and benefits packages, and provision of other compensation and benefit program services, including design and sale of retirement, insurance and other benefit packages and estate planning services.

         o        Employee leasing and temp services.

         o        Out placement services.

         o Continuing management education through seminars and video, audio and internet programs.

         o Consulting services relating to corporate downsizing, creating more streamlined management structures or achieving reduction in labor costs.

BACKGROUND

         Prior to December 9, 1999, the Company was known as First Sunrise, Inc. ("First Sunrise"), a company organized under the laws of the State of Delaware on April 28, 1997 and, for purposes of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company organized pursuant to Rule 419 to acquire or merge with a business or company. Prior to its merger with Platinum Executive Search, Inc. ("Platinum") in December 1999, First Sunrise had no operating assets and had not engaged in any business, other than to seek out and investigate other businesses for potential merger or acquisition. In June 1998, First Sunrise commenced a "blank check" offering pursuant to Rule 419 under the Act, which generated $50,000 in gross proceeds from approximately 200 different investors. On or about September 3, 1999, First Sunrise filed a post-effective amendment to its Registration Statement on Form SB-2 (No. 333-41389) describing the proposed merger with Platinum as contemplated by Rule 419.

         On December 9, 1999, Platinum merged with and into First Sunrise and First Sunrise, as the surviving corporation, changed its name to Global Sources Limited (the "Company"). On the effective date of the merger, the then officers and directors of the Company resigned and John D. Mazzuto, James J. Strupp and Robert J. Casper were elected to serve as the new directors of the Company. Immediately following the merger, Mr. Strupp was elected to the positions of Chairman of the Board and Chief Executive Officer of the Company and Mr. Mazzuto was elected President, Chief Financial Officer and Secretary of the Company. For accounting purposes, Platinum was treated as the acquirer and the Company adopted a June 30th fiscal year end in lieu of its then calendar year end. On December 15, 1999, pursuant to Rule 419(e)(4)under the Securities Act, the Company filed its Form SB-2 prospectus supplement reflecting the merger.

BUSINESS STRUCTURE

         The Company presently consists of the following subsidiaries, offering a variety of human resource services in different geographical markets as follows:

                                                 OPERATING OR
             NAME                             OWNERSHIP STRUCTURE                 GENERAL BUSINESS DESCRIPTION
             ----                             -------------------                 ----------------------------
GS Management, Inc.                       wholly-owned subsidiary                 Contingency Search

Renaissance Leadership, Inc.              wholly-owned subsidiary                 Training and Development -
                                                                                  terminated January 31, 2000

M&S Corporate Holdings, Inc.              wholly-owned subsidiary                 Executive Search

                                                 OPERATING OR
             NAME                             OWNERSHIP STRUCTURE                 GENERAL BUSINESS DESCRIPTION
             ----                             -------------------                 ----------------------------
United States Lawyers, Inc.               wholly-owned subsidiary                 Legal HR Services and Internet Legal
                                                                                  Resources - terminated January 1,
                                                                                  2001

Global Worksite Marketing                 wholly-owned subsidiary                 Benefit Consulting & Design, in
Group, Inc.                                                                       process of registering as Insurance
                                                                                  Broker

Seak International, Inc.                  wholly-owned subsidiary                 Training and Development

EP International, Inc.                    wholly-owned subsidiary                 Retained Search

Phillips & Chambers Limited               wholly-owned subsidiary                 Training and Development Consulting -
                                                                                  discontinued in 3rd Quarter 2001

GS MANAGEMENT, INC. - PARSIPPANY, NEW JERSEY

         GS Management, Inc. engages in the non-contingency search business. Clients currently include Piaget, Tateossian, Intercos, and Lantis Eyewear.

         The Company's predecessor, Platinum, acquired all of the outstanding limited liability company membership interests of Strupp Investments LLC d/b/a/ "Success" in August 15, 1999 (deemed effective as of December 9, 1999 at which date the option to unwind the acquisition granted in the purchase agreement was no longer exercisable) in exchange for: (i) 150,000 shares of Platinum's common stock and (ii) 100,000 shares of Platinum's Series B preferred stock, convertible at the holder's election into shares of common stock. All of the preferred stock issued was converted into shares of the Company's common stock in December 1999 following the Platinum - First Sunrise merger. The common stock is subject to keepwell guaranties, providing for additional stock in the Company to be issued to the extent that the holders do not recognize at least $2.20 per share on the common stock received in the exchange. On March 13, 2000, the Company merged Strupp Investments LLC into a separate subsidiary of the Company, GS Management, Inc., with GS Management as the surviving entity.

M&S CORPORATE HOLDINGS, INC., D/B/A THE PARTNERSHIP GROUP - ROSELAND, NEW JERSEY

         The business of M& S Corporate Holdings, Inc. d/b/a The Partnership Group (the "Group") is national in scope and consists principally in retained executive search services, as well as other Human Resource consulting projects, including benchmark studies, competitive intelligence surveys, career planning and executive coaching. Industries serviced by the Group consist chiefly of companies in the telecommunications, high technology, financial services, pharmaceutical and health care industries. Active clients currently include Euler, Inc. (a global financial services organization), AT&T, Lucent Technologies, Novartis Pharmaceuticals, Forest Laboratories, Fidelity Investments, Merck, and Toqueville Asset Management, LLC.

         The Company acquired all of the outstanding shares of capital stock of the Group on February 1, 2000 in exchange for 450,000 shares of the Company's common stock, subject to certain keepwell guarantees which provide for certain adjustments in the number of shares issued based on the market price of January 31, 2001. The parties valued the total consideration paid by the Company at approximately $900,000. Concurrent with such purchase agreement, the Company entered into employment agreements, commencing on February 1, 2000 for a term of fifty-six (56) months, with each of Peter Maher and Raymond Schwartz, former executives of the Group, pursuant to which Messrs. Maher and Schwartz would be retained to oversee the day-to-day management and operation of this subsidiary. The purchase agreement further provided for the resignation of all directors and officers of the Group and their subsequent replacement by the Company's existing board of directors.

UNITED STATES LAWYERS, INC. - SARASOTA, FLORIDA

         Prior to its liquidation on January 1, 2001, United States Lawyers, Inc. ("US Lawyers") was a wholly-owned subsidiary of the Company engaged in the business of providing lifetime web addresses, in the form "yourname@yourstate-lawyer.com" in each of the fifty states, to attorneys throughout the United States. US Lawyers' attorney locator service was envisioned by the Company as an opportunity for it to engage in cross-selling, through pre-packaged infrastructure solutions (hardware, software, installation, and training) and other Web services, of placement and human resource services of the Company.

         The Company initially acquired all of the outstanding shares of capital stock of US Lawyers in August 1999 (deemed effective as of December 9, 1999 at which date the option to unwind the acquisition granted in the purchase agreement was no longer exercisable) from Kimberly Colgate, the founder and sole shareholder of US Lawyers, Inc., in exchange for 125,000 shares of the Company's common stock and a subsequent contingent payment in cash. As part of the purchase agreement, Kimberly Colgate was employed to oversee the day-to-day operations of US Lawyers. Ms. Colgate terminated her relationship with the Company in April 2000, at which time all obligations under her employment agreement were terminated and rendered without further force and effect as between the parties. As part of the termination of her employment with the Company, the Company relinquished to Ms. Colgate any right, title and proprietary interest in the lifetime web addresses.

GLOBAL WORKSITE MARKETING GROUP -NATIONWIDE

         The Global Worksite Marketing Group, Inc. ("GWMG") was incorporated on March 8, 2000, as a wholly-owned subsidiary of the Company, to serve as the Company's benefits department, providing the platform for compensation packages made available in connection with new acquisitions as well as the supplier of a broad range of insurance, compensation packages, retirement plans and benefits, estate and wealth planing and related services in connection with the executive search and other human resource activities of the Company. The operations of GWMG are overseen by Frank Fava pursuant to a 5 year employment agreement dated as of August 25, 1999 with the Company.

SEAK INTERNATIONAL LTD. - SUFFERN, NY

         Seak International Ltd. ("Seak") provides leadership development, executive coaching consulting services, develops performance management systems, and also assists businesses to create customized strategies that align reward and recognition strategies with specific business plans and goals. Seak also offers various seminars and strategy programs on these subjects as well as Succession Planning, Merger and Integration Management, and Organizational Development. Clients include Playtex Products, Conair Airlines, The Depository Trust Company, Johnson Wax, Blanchard Training and Development, NCS Healthcare, and Dragoco.

         The Company acquired all of the outstanding shares of common stock of Seak on December 31, 1999 in exchange for (i) 150,605 shares of the Company's common stock, valued by the parties at $301,210, plus (ii) a contingent payment in the amount of four (4) times the amount of any after-tax profit in excess of $60,240 for the 2002 calendar year. The contingent payment, if any, is payable in shares of the Company's common stock (based upon a valuation of $2.00 per share) in the calendar year 2002. As part of the purchase agreement, the Company employed Gary R. Pearl and Deborah Eininger, the sole stockholders of Seak, to run the day-to-day operations of Seak.

E.P. INTERNATIONAL, INC. - NEW JERSEY

         E.P. International, Inc. is in the business of providing retained search services, especially in connection with international assignments. Geographically, the principal focus of services has been in Europe and Asia, including Japan, but the subsidiary has the capability to undertake assignments in other regions as necessary. In the past, searches performed by E.P. International, Inc. have spanned a broad range of personnel requirements, including General Management, Marketing, Sales, Human Resources, Technical, and industries, including Telecommunications, Specialty Chemicals, Software and Technology.

         As of November 15, 1999 (deemed effective as of December 9, 1999 at which date the option to unwind the acquisition granted in the purchase agreement was no longer exercisable), the Company acquired all of the issued and outstanding capital stock of E.P. International, Inc., a New Jersey corporation, in exchange for a total of 200,000 shares of the Company's common stock. Pursuant to the purchase agreement, the Company employed Neil Ralley, the sole stockholder of E.P. International, Inc., to run the day-to-day operations of E.P. International, Inc.

PHILLIPS & CHAMBERS LIMITED - LONDON, ENGLAND

         Phillips & Chambers Limited ("Phillips"), a United Kingdom company, is the holding company of The McMillan Partnership Limited ("McMillan"), a United Kingdom company that provides training and development consultancy and services to a wide range of global clients predominantly in the technology and telecommunications sectors, including several Fortune and Financial Times 100 companies.

         On  July  21,  2000,  the  Company  acquired  all  of  the  issued  and outstanding capital stock of Phillips in exchange for a total of 1,363,633 shares of the Company's common stock. Under the terms of the stock purchase agreement, the Company shall issue additional shares of its common stock to one class of the former shareholders of Phillips in each of the next three (3) years, commencing June 30, 2001, based upon (i) the consolidated earnings before taxes of Phillips, calculated for the twelve (12) month period ending June 30th of each such year and (ii) the average bid and ask price of the Company's common stock. The aggregate value of such additional consideration over the three year period shall not exceed $5 million. During the third quarter of 2001, management decided to focus on consolidating and growing its business holdings in the United States market and, as a result, the operating assets of Phillips' operating subsidiary, McMillan, shall be liquidated.

         In connection with the acquisition of Phillips, the Company assumed the three-year service agreements between Phillips and each of Scott Chambers, Angela Phillips and Shawn O'Rourke (each a "Phillips' Executive") to oversee the day-to-day operations, management and control of McMillan. Under the service agreements, each Phillips' Executive has agreed not to compete with or to solicit the customers of Phillips or McMillan during or after termination of employment. On February 19, 2001, each of the Phillips' Executives resigned, effective immediately, as employees and directors of McMillan, as applicable.

RECENT DEVELOPMENTS

         JEM Technology, Inc. - On November 16, 2000, JEM Technology, Inc., a Delaware corporation ("JEM"), John Schibelli, the sole shareholder of JEM ("Schibelli"), JEM Acquisition Corp., a Delaware corporation (the "Subsidiary"), GS Management, Inc., and the Company, among others, entered into a letter agreement providing for the termination, ab initio, of that certain Agreement and Plan of Merger, dated February 18, 2000, as amended by that Agreement of Amendment, dated as of May 10, 2000 (the "Merger Agreement"), previously entered into by JEM, Schibelli, the Subsidiary and the Company. Pursuant to the letter agreement, the parties acknowledge that the transactions contemplated by the Merger Agreement were never consummated and, in accordance with the provisions of such letter agreement, were deemed to be null and void, ab initio, without any force or effect.

         Renaissance Leadership Inc. - Following the return to the Company of stock certificates representing all of the capital stock and other securities of the Company formerly issued to the two stockholders of Renaissance Leadership Inc. ("Renaissance") in exchange for all of the issued and outstanding securities of Renaissance pursuant to that certain stock purchase agreement dated August 15, 1999 by and among Renaissance, its stockholders and Platinum, the Company acknowledged and affirmed the termination, effective January 31, 2000, of any relationship between Renaissance and the Company and their respective principals and affiliates.

GLOBAL SOURCES BUSINESS AND GROWTH STRATEGY

         The Company believes that human resource and management development and training services will be an important industry to support the ongoing needs of companies and industries for well-trained, competent and highly motivated people. The Company seeks to establish itself as a large, diversified national and international human resource company offering a broad array of services to clients relating to (i) the supply, recruitment, training and retention of skilled and talented employees and (ii) the enhancement of management evaluation and performance. The Company is currently pursuing a strategy of rapid growth through identification and acquisition of diverse human resource firms or practices and hiring of talented persons in this industry. Recruitment of personnel is increasingly occurring on an international scale, particularly in new, high-tech industries, and the Company intends to establish a presence in Europe. One of the Company's employees already provides recruitment services in Europe and Japan from America, but the Company also intends to establish a presence in Europe through the acquisition of human resource firms or employment of personnel located and doing business there.

         The Company believes that owners or shareholders of small human resource service companies are sometimes frustrated by their inability to capture the value in the firm they have spent many years developing. By aggregating these small private and public firms under a single, unified corporate structure, the Company believes it can enhance shareholder value by creating a means for prior owners to institutionalize their client relationships, giving these highly successful professionals a vehicle to capture the real value of their firm as well as participating in a strategy that enhances the revenue generating potential and valuation of the firm. The Company believes that its array of acquisition subsidiaries provide solutions to the type of problems that affect proprietors and employees of small human resource.

         Another dilemma in the human resource industry is the retention of talented employees in a salary competitive environment, particularly as the original developers of the business look to retire. The Company's premise is that by either acquiring these small firms through the issuance of stock and options to acquire additional shares and entering into employment agreements with these firms' owners or key employees, or by simply hiring these firm's owners and key personnel the Company can better "institutionalize" their accounts and personal business relationships. By securing a contractual employment commitment for a period of years, and giving them a stake in the growth of the Company through the issuance of stock and stock options, the Company expects (i) to secure a low turnover among the most productive employees, (ii) to provide them with a strong incentive to achieve personal success through their efforts to build the Company as a diversified human resource company, and (iii) to institutionalize their client relationships.

         While the Company believes that it can prosper by an intelligent combination of diverse small human resource companies in key markets, it also believes that the Company will offer an attractive opportunity to the proprietors or shareholders of these (generally) small enterprises because it offers a solution to a certain key problem that afflicts these enterprises: how to realize the full value of their established business relationships with their clients.

         The Company further believes that there are opportunities to purchase other public companies whose value can be enhanced through acquisition or merger with the Company and the Company expects to maintain a strong growth trend not only through the cross-marketing and selling of its services, but also through continued strategic acquisitions. To date, the Company has acquired or employed under written agreements, several diverse human resource firms or practices.

         In identifying business opportunities, the Company looks generously for resource firms or practices that provides one or more of the following services:
(i) executive search (ii) contingency or non-retained search (iii) training and development; (iv) employee leasing; (v) executive coaching or counseling; (vi) temporary services; (vii) benefit and compensation consulting and design; (vii) outplacement: or (viii) communication development. In addition, the potential business to be acquired should meet the following criteria:

         o High percentage of such firm's revenues generated by a core group of high producers.

         o Gross profit margins that are positive or can be improved over the short term.

         o Administration handled by owners or key staff who spend 25% or more of their time in non-revenue activities.

         In negotiating and structuring acquisitions, the Company will generally adhere to the following principles: o The purchase price will be payable in the Company's stock, or a combination of stock and notes (the

                  Company's strategy is to pay multiples of earnings based on projections).

         o The existing owners and valuable employees will be retained as high producers pursuant to written employment agreements with the Company, subject to non-competition provisions.

         o The Company will encourage each owner/management team to identify a successor who is acceptable to the Company, so that the Company can effect a transition of the owner's accounts to another employee of the Company if the owner's employment contract is not renewed at the end of its term.

         o        Central office control of administrative functions.

         The Company is focusing on additional acquisitions in the following industry segments: executive coaching and counseling; temporary services; training and organization development; information technology and executive search. Current employees of the Company have experienced in advanced technology, health care, pharmaceutical, entertainment, fashion/retail, and professional services. Some of the Company's employees have years of experience in searches for functional positions such as members of boards of directors, chief executive officers, chief financial officers and chief information officers.

         The Company expects to create additional value by aggregating firms under a single, unified corporate organization in two other respects: by cross-selling services offered by members of the group, and by centralizing and consolidating administrative or "back office" functions. The Company believes that cross-selling of services may result in additional revenues. The Company believes that the services offered by each specialized subsidiary of the Company will often provide good opportunities to cross-sell other services offered by the Company. For example, if one of the Company's subsidiaries that specializes in executive search is placing a high level executive who is being hired to restructure or downsize the business of his new employer, the Company may seek to use the opportunity to cross-sell its compensation and benefits consulting, executive training and outplacement services that are provided by other subsidiaries of the Company.

         The Company also believes it will achieve cost savings through reasonable centralization and combination of administrative functions. Centralization will also, the Company believes, free up additional time previously spent by the owners of the squired firms in administration for core business pursuits, thereby generating additional revenues. While the Company believes that the cost savings from consolidation of administrative activities and additional time for core business pursuits will enhance profitability, the Company intends for revenues to result primarily from referrals among its diverse subsidiaries.

HUMAN RESOURCE INDUSTRY

         The Company is involved in many different segments of the human resources industry which afford it synergies, cost savings and needed diversity in the event there is a downturn in the general economy. According to Kennedy Information, a leading information provider in the industry, worldwide executive search industry revenue grew at a 20% compound annual growth rate, from approximately $3.5 billion in 1993 to $7.3 billion in 1997 and is expected to grow at this rate through the next 5 years. The Company expects that its other segments will track this growth curve.

         The Company further believes that a number of favorable trends contribute to the continued growth of the human resource industry in general, including, without limitation: (i) the globalization of businesses; (ii) the demand for managers; (iii) the increasing outsourcing of recruitment functions; and (iv) the use of advanced technology to accelerate the identification and assessment of candidates.

         o        Globalization of Business.

         As the world markets continue to integrate into one global economy, more companies are required to supplement internal talent with experienced senior executives who can operate effectively in a global economy. The rapidly changing and competitive environment increasingly challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. This globalization of business, including the expansion in new markets, has led companies to look beyond their particular region for management talent and to identify local executives in the regions where they are doing business.

         o        Demand for Managers with Broader Qualifications.

         According  to  global  study  conducted  by Korn  Ferry  International,
"Developing Leadership for the 21st Century", companies are seeking broader qualifications for executive positions. In many instances, these candidates cannot be found within a client's organization despite training, rotation programs and succession planning. Accordingly, it is expected that companies will increasingly turn to executive search firms to identify qualified executives.

         o        Increasing Outsourcing of Recruitment and Staffing Functions.

         Recent economic factors are requiring companies to focus on core competencies and to out- source recruitment functions to providers who can efficiently provide high quality recruitment and staffing services. Moreover, the trend towards globalization and the current shortage of qualified management-level candidates have made identifying, recruiting and retaining exceptional candidates more difficult. Companies are increasingly relying on more experienced firms to address their management human resource needs, including (i) access to a diverse and highly qualified field of candidates on an as-needed basis; (ii) a reduction in the costs required to maintain and train a recruiting department in a rapidly changing industry; (iii) obtaining the benefit of updated information on the industry and specific geographic markets;
(iv) access to leading search technology and software; and (v) maintenance of management focus on strategic business issues.

         The Company believes that the experience of its key personnel will allow it to benefit from growth in outsourcing of recruitment functions. The Company seeks not only to provide middle and senior level management employees to corporations, but to become a provider of recruitment services for all levels of management.

         o        Use of Advance Technology.

         Technology is having an increasing impact on the search industry. Global systems and the ability to create comprehensive worldwide databases are fundamentally changing the search process and moving the emphasis of the search business from candidate identification to candidate assessment and placement. In addition, the Internet is creating efficient ways to identify and recruit from the broad middle-management market, with Internet technology expected to have applicability to senior-level searches in the near future.

         In response to the foregoing industry trends, the Company has sought and continues to seek firms to acquire and individuals to retain in the human resources industry. The Company believes that through acquisition of firms focusing on various segments in the human resources industry, the Company will be able to draw on individuals' expertise in specific regions, industries and functions. Management believes that the Company is well positioned relative to these key industry trends.

COMPETITION

         The executive search industry is comprised of approximately 4,000 retained and contingency search firms. According to Kennedy Information, the top ten search firms represents only 11% of the industry. The human resource industry is denominated by several large international firms such as Korn/Ferry International, Heidrick & Struggles Internationals, Inc., Spencer Stuart & Associates, Manpower and Egon Zehnder International. As a recently formed company, its competition is primarily with smaller and mid size firms, as well with firms that specialize in specific regional, industry or functional searches.

         To date there have been few barriers to entry in the executive search business, which explains in part the highly fragmented nature of the industry. Yet, the globalization of world economics, combined with the increased availability and application of sophisticated technologies and comprehensive databases, will likely raise the barriers to entry. The Company believes that the industry will experience consolidation. New competitors, such as technology-oriented companies, will be drawn to the executive search business by the growing worldwide demand for qualified management employees, the fragmentation of the industry and the ability to leverage their existing technology and databases to enter the market. It is management's intention for the other segments within the Company's strategic focus to track these developments.

INTELLECTUAL PROPERTY

         Other than the domain names held by U.S. Lawyers, Inc. in each of the fifty (50) states of the United States, which the Company relinquished all right, title and interest in and to such domain names as of April 1, 2000 as part of that termination agreement with Kimberly Colgate of U.S. Lawyers, the Company has limited intellectual property, consisting primarily of the corporate and trade names of the Company and its subsidiaries in their respective markets.

EMPLOYEES

         As of March 21, 2001, the Company employed thirty-four (34) people, all of whom were full-time employees. The Company anticipates adding additional personnel as it engages in additional acquisitions in connection with the implementation of its plan of operation during the period ending June 30, 2001. None of the employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES.
         --------------------------

         The Company and its wholly-owned subsidiaries, E.P. International, Inc. and GS Management, Inc., share office space at 1055 Parsippany Boulevard, Suite 106, Parsippany, NJ 07054 pursuant to a lease between GS Management, Inc. and Boulevard Plaza Associates, LP. The lease, dated March 22, 1999, as amended by that letter amendment dated May 4, 1999, provides for a three (3) year term, expiring May 30, 2002, with one option, exercisable six months prior to the expiration of the lease, to extend the term for an additional three (3) years, commencing June 1, 2002. Under the lease, GS Management, Inc. shall make annual rental payments of $32,800.50, payable in equal monthly installments of $2,733.38. In early October 2000, the Company vacated its office space located in New York City at 342 Madison Avenue, Suites 1815 and 1500, New York, New York.

         In addition, the Company maintains offices, through its subsidiary companies, in each of the States of New Jersey and New York, as follows:

         M&S Corporate Holdings, Inc., leases 9th floor office space located at 7 Becker Farm Road, Roseland, New Jersey from 7 Becker Farm Associates pursuant to that certain lease dated July 1, 1992, as amended June 21, 1994 and again in June, 2000. The lease expired June 30, 2000, at which time it was renewed for a three (3) year, five (5) month term, expiring November 30, 2003. The annual rent provided for under the lease is $73,353, payable $6,112.75 monthly. Each of Messrs. Maher and Schwartz, officers of the Company, have personally guaranteed such lease.

         Global Worksite Marketing Group subleases a portion of the office space at 200 Park Avenue South in New York City leased by Diversified Planning and Consultants, Inc. pursuant to a verbal arrangement. Diversified Planning's lease is for a two year term, expiring March 2002. Currently, rent in the amount of $900.00 is payable by GWMG on a monthly basis, subject to additional fees due for utilities. Mr. Fava, the officer of the Company responsible for overseeing the operations of GWMG, is also an officer and the principal equity holder of Diversified Planning and Consultants, Inc.

         Seak International, Inc. leases office space at 75 Montebello Road, Suffern, New York 10901 from Montebello Park pursuant to a lease agreement dated December 15, 1998. Such lease provides for a three (3) year term, expiring December 31, 2001. Rent, in the annual sum of $13,609.50, is payable $1,134.12 per month.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         The Company is a named plaintiff or defendant in the following litigation matters or proceedings:

         1. Gordon Cook v. Global Sources  Limited,  Global  Worksite  Marketing
         -----------------------------------------------------------------------
Group,  Platinum  Executive Search,  Inc., and The Global Severance Pay Plan. On
----------------------------------------------------------------------------
November 30, 2000 Gordon Cook ("Cook") filed a complaint in the United States District Court for the Southern District of New York against the Company and others, alleging damages arising from the termination of Cook's employment by the defendants. The complaint alleges violation of the New York Labor Law, breach of contract, breach of the covenant of good faith and fair dealing, violation of the Employee Retirement Income Security Act (ERISA), conversion, and the theories of quasi-contract, quantum meruit, and unjust enrichment. Cook seeks damages in the amount of approximately $155,000 for unpaid wages, bonus and severance pay. In addition, Cook seeks the value of approximately 75,000 stock options exercisable at $2.00 per share and 2,500 options exercisable at $.30 per share. On February 13, 2001, the Company filed its answer whereby it denied all claims. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it.

         2. Stuart P. Smith and ASOT Enterprises, Inc. v. John Mazzuto, James J.
         -----------------------------------------------------------------------
Strupp, Global Sources Limited,  Platinum Holdings,  City Brewing Company, Inc.,
--------------------------------------------------------------------------------
and  Citybrew  Holdings,  Inc. On November  22,  2000,  Stuart P. Smith and ASOT
-----------------------------
Enterprises, Inc. ("ASOT") filed a complaint against the Company, each of John Mazzuto and James J. Strupp, individually, and others, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges, among other things, that the Company has failed and refuses to register shares and options on the books and records of the Company and has breached its contractual obligations to Mr. Smith pursuant to a personal services agreement with ASOT. Alleged damages claimed are in the approximate amount of $277,000, including the balance owing under an alleged loan from Mr. Smith to the Company in the sum of $125,000. The complaint also seeks to register options and shares allegedly on the books and records of the Company. On January 30, 2001, the Company filed a motion to dismiss the action for lack of jurisdiction and, in the alternative, to change of venue from the State of Florida to the State of Delaware, the state of the Company's incorporation, which motions are still pending. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it.

         3. Dominique  Martinet v. Global Sources  Limited,  GS Management Corp.
         -----------------------------------------------------------------------
and Strupp Investments LLC. Dominique Martinet  ("Martinet") filed a summons and
---------------------------
complaint in the Supreme Court of the State of New York on July 21, 2000 against the Company and its subsidiary, GS Management Corp., alleging that Martinet is owed approximately $592,000 for unpaid wages, bonus, benefits and stock options, plus punitive damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. Hearings before the Special Referee have been held and the parties have been invited to brief certain matters relating to the calculation of damages.

         4. Frank R. Palma,  City  Brewing,  Inc.,  and Global  Sources  Ltd. v.
         -----------------------------------------------------------------------
Goodrich & Sherwood Associates,  Inc., Goodrich Capital International,  L.P. and
--------------------------------------------------------------------------------
Andrew  Sherwood.  On or about  January  4,  2000,  plaintiffs  Frank  R.  Palma
----------------
("Palma"), City Brewing, Inc. and the Company commenced an action in the Superior Court of New Jersey, Law Division: Morris County (Docket No. L14-2000) against Goodrich & Sherwood Associates, Inc. et al. On or about March 23, 2000, the defendants interposed an Answer with counterclaims. The complaint and counterclaims relate to the circumstances surrounding

Palma's separation from Goodrich & Sherwood Associates, Inc., a competitor of the Company in the business of human resources counseling, and Palma's subsequent employment by the Company and contain allegations of inducement, breach of contract, tortious interference, breach of fiduciary duty and implied covenant of good faith and fair dealings as well as unfair competition, unjust enrichment and fraud. Damages sought are in excess of $1,000,000. On or about January 16, 2001, the Company plaintiffs filed an Answer in reply to the counterclaims, denying the material allegations. On or about November 3, 2000, defendants also commenced an action as third-party plaintiffs against James Strupp and John Mazzuto, personally, alleging claims against Messrs. Strupp and Mazzuto arising out of the same set of circumstances and seeking to recover damages in excess of $1,000,000. On or about December 7, 2000, Strupp and Mazzuto filed an Answer denying the material allegations of the third-party complaint. Discovery is ongoing. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it.

         Except as set forth above, management does not have knowledge of any material litigation pending or threatened against the Company or its affiliates, or any material proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any material litigation pending or threatened against the Company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions. Management believes that the allegations contained in the above itemized legal matters lack merit and fully intends to defend vigorously against such allegations and, in some instances, to raise substantive counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to the vote of the holders of the Company's securities during the fourth (4th) quarter ended June 30, 2000.

                                    PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------

MARKET PRICE OF THE COMPANY'S COMMON STOCK

         The Company's common stock $.001 par value per share, was removed from trading on the OTC Bulletin Board on December 28, 2000 for failure by the Company to comply with, and remain current in its filings pursuant to, Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. Previously, the common stock had been trading, under the symbol "GLSL," on the OTC Bulletin Board since July 11, 2000, the date of its admission to the OTC Bulletin Board. Management intends to re-apply for listing on the OTC Bulletin Board once it is in compliance with such disclosure and filing requirements.

         The following table sets forth the high and low bid prices for the common stock during the periods indicated, as reported by the OTC Bulletin
Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                 COMMON STOCK
                                                             ----------------------
                                                                HIGH       LOW
                                                             ---------- ----------
YEAR ENDING JUNE 30, 2001
First Quarter
  (commencing July 11, 2000)                           $       3.125     $        .010
Second Quarter
  (through December 28, 2000)                          $       1.200     $       0.700

         As of March 27, 2001, the Company has 10,966,999 shares of common stock outstanding held by 280 record holders. The Company estimates that its common stock is held by approximately 350 beneficial holders.

DIVIDENDS

         The Company has never paid a cash dividend on its common stock. It is the Company's present policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until its earnings and financial condition justify such dividends, and there can be no assurance that the Company can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES.

         In October 1, 2000, the Company issued an aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each. The issuance of such shares was also based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) or, in the case of one employee, in reliance upon an Investor Representative. These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         During September and October 2000, the Company issued to individual investors an aggregate of 215,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $0.50, for a total offering amount of $107,500. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On September 1, 2000, the Company issued to an individual investor pursuant to a private transaction 750,000 shares of the Company's common stock and warrants to purchase up to 500,000 shares of the Company's common stock. The consideration paid by such individual investor, in the aggregate amount of $250,000, in cash, was based on a price per share of $0.3333. The issuance of such shares and warrants was based, in part, upon representations and warranties of such individual, including a representation as to his status as (i) an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). This sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On August 14, 2000, the Company issued to an individual investor pursuant to a private transaction 500,000 shares of the Company's common stock, subject to a keepwell arrangement, and a warrant to purchase up to 100,000 shares of the Company's common stock, exercisable at a price of $1.50 per share. The consideration paid by such individual investor was based on a price per share of $0.50 and made in the form of cash and a promissory note in the principal amount of $150,000, payable in equal monthly installments over three
(3) months. The Company had the option to repurchase the shares and to reduce the number of shares issuable upon exercise of the warrant in the event that the investor failed timely to pay in full the Note. No such option was exercised and the Note was paid in full. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to his status as (i) an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). This sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         During August 2000 and September 2000 following the commencement of trading of its common stock on the OTC Bulletin Board, the Company issued to individual investors an aggregate of 345,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $0.50, for a total offering amount of $172,500. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On July 21, 2000, the Company issued an aggregate of 1,363,,633 shares of its common stock to the A and B stockholders of Phillips & Chambers Limited, a United Kingdom company, as partial consideration for the purchase of all of the outstanding shares of capital stock of Phillips & Chambers Limited. In issuing these securities, the Company relied on the exemption afforded by
Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

         On July 12, 2000, the Company issued to an individual investor 400,000 shares of the Company's common stock pursuant to a private transaction. Under the terms of the transaction, the investor is entitled, at its sole option, to demand redemption from the Company, in the form of a cash payment of $0.75 per share of the common stock that is demanded to be redeemed, in the event that the Company should default (which default is continuing for more than thirty (30) days) on any of its obligations under any of the transaction documents. The Company is currently in default of its covenant to register the common stock issued to such investor. As of the date of this report, the individual investor has not exercised its right to demand redemption by the Company of the shares. Payment of any amount owing pursuant to a demand redemption is guaranteed by Messrs. Strupp and Mazzuto, officers of the Company. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to his status as (i) an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and (ii) not a "U.S. Person" (as such term is defined in Rule 902(k) of Regulation S under the Securities
Act). The consideration paid by such individual investor was based on a price per share of $0.50. This sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulations D and S promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On May 25, 2000, the Company issued to an individual investor an aggregate of 100,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual was based on a price per share of $2.25, for a total offering price of $225,000. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to his status as (i) an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and (ii) not a "U.S. Person" (as such term is defined in Rule 902(k) of Regulation S under the Securities Act). This sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulations S promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         Between February 2000 and June 2000, the Company issued to individual investors an aggregate of 90,000 shares of the Company's common stock in connection with an offering conducted through Tradeway Securities Group, Inc. The consideration paid by such individual investors was based on a price per share of $2.25, for a total offering amount of $202,500. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On February 1, 2000, the Company issued an aggregate of 450,000 shares of its common stock to the stockholders of M&S Corporate Holdings, Inc. as partial consideration for the purchase of all of the outstanding shares of capital stock of M&S Corporate Holdings, Inc. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

         Between October 1999 and April 2000, the Company issued to individual investors an aggregate of 270,066 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $2.25, for a total offering amount of $607,649. The issuance of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

         On December 31, 1999, the Company issued an aggregate of 150,605 shares of its common stock to the stockholders of Seak International Ltd. as partial consideration for the purchase of all of the outstanding shares of capital stock of Seak International Ltd. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

         On November 15, 1999, the Company issued an aggregate of 200,000 shares of its common stock to the sole stockholder of E.P. International, Inc. as partial consideration for the purchase of all of the outstanding shares of capital stock of E.P. International, Inc. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

         On August 26, 1999, the Company issued an aggregate of 125,000 shares of its common stock to the sole stockholder of US Lawyers as partial consideration for the purchase of all of the outstanding shares of capital stock of US Lawyers. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

         On August 15, 1999, the Company issued an aggregate of 150,000 shares of its common stock and 100,000 shares of its preferred stock to the members of Strupp Investments LLC, a New Jersey limited liability company i-Three, Inc. in consideration for the purchase of all of the outstanding membership interests of Strupp Investments, LLC. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.
         -----------------------------------------------------------

GENERAL

         The Company was formerly known as First Sunrise, Inc., a Delaware corporation organized on April 28, 1997 as a vehicle to acquire or merge with a business or company. On December 9, 1999, Platinum Executive Search, Inc., a New York corporation, merged with First Sunrise, Inc., whereupon the merged entity changed its name to Global Sources Limited.


         For accounting purposes, Platinum Executive Search, Inc. was treated as the acquirer and the merger was accounted for as a recapitalization of Platinum Executive Search, Inc. Therefore, the Company's financial statements for the period prior to December 9, 1999 are those of Platinum Executive Search, Inc. Prior to July 1, 1999, the Company had not commenced these operations and was in the development stage.

RESULTS OF OPERATIONS

         Comparison of Year ended June 30, 2000 to Period from March 25, 1999 (date of incorporation) to June 30, 1999

         Revenues.  Revenue for the year ended June 30,  2000 was  approximately
$1.1 million, as compared to $0 in the period from March 25, 1999 (date of incorporation) to June 20, 1999. Increases in revenue were primarily driven by the Company's acquisitions during the fiscal year 2000. This revenue was derived during fiscal 2000 from staffing services and related consulting performed by the acquired businesses. The Company had not commenced operations and was in the development stage during fiscal year 1999.

         Net Loss. Net loss for the year ended June 30, 2000 was $5,659,099, as compared to a loss of $143,250 for the period from March 25, 1999 (date of incorporation) to June 20, 1999. This increase in net loss is attributable to increased operating costs associated with the Company's acquisitions, including payroll expenses and professional and administrative expenses.

         Operating Expenses. Operating expenses for the year ended June 30, 2000 were $6,700,451, as compared to $143,108 for the period from March 25, 1999 (date of incorporation) to June 20, 1999. This increase in operating expenses resulted from costs related to the Company's acquisitions. Chief among these costs was increased payroll expenses, in the aggregate sum of $3,890,054, representing approximately 58% of the operating expenses of the Company during fiscal year 2000. Selling, general and administrative expenses incurred as a result of the business operations acquired during the fiscal year 2000 also increased, from $143,108 for the period from March 25, 1999 (date of incorporation) to June 20, 1999 to $2,810,409 for the fiscal year 2001. Such increase was principally due to increased legal and accounting fees associated with the acquisitions and, upon becoming a publicly reporting company in December 1999, regulatory compliance matters.

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,659,099 during the year ended June 30, 2000. At the end of fiscal year 2000, the Company's current liabilities exceeded its current assets by $2,224,222 and the Company was delinquent in connection with various of its obligations including, but not limited to, trade payables, accrued payroll taxes and notes payable. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts as they become due and its ability successfully to obtain financing or generate increased revenue in fiscal year 2001, raise substantial doubt as to its ability to continue as a going concern.

         The principal use of capital by the Company during fiscal year 2000 was expenses associated with the Company's acquisitions (approximately $1.0 million), operational and administrative expenses, consisting of payroll expenses (approximately $3.9 million) and other general and administrative expenses (approximately $1.8 million).

         Sources of capital during fiscal year 2000 included: (i) a loan, in the principal amount of $450,000, which amount remained outstanding at year end;
(ii) gross proceeds, aggregating approximately $1,013,629, raised through the private placement by the Company from time to time during the year of an aggregate of 472,066 shares of its common stock and other securities; and (iii) contributions to capital from executive officers of the Company, in the approximate aggregate sum of $2.1 million, as a result of payroll expenses attributable to such officers being waived.

      At June 30, 2000, the Company had approximately $64,211 in cash.

         The foregoing capital is not sufficient to fund the Company's on-going operations or to fund the expenses associated with the Company's merger and acquisition program during the fiscal year 2001, as such expenses exceed the current cash flow of the Company.

PLAN OF OPERATIONS

         Because the Company has insufficient capital to fund its on-going operations or the expenses associated with its merger and acquisition program during the next fiscal year, the Company must cut operating costs as well as raise additional funds in both the short and long term. To accomplish this, the Company (i) has negotiated or is in the process of negotiating arrangements with certain of its executives to forego in the near term various aspects of their compensation packages (including, without limitation, granting of options and/or stock keepwell guarantees) and (ii) has engaged in further financing to meet its operating capital needs.

         In a move to cut losses and consolidate its business holdings in the United States market, management decided, during the third quarter 2001, to liquidate the operating assets of The McMillan Partnership Limited, the operating subsidiary of its wholly-owned UK subsidiary, Phillips & Chambers Limited. The Company also anticipates that the losses it will incur in the near term due to the expenses associated with its merger and acquisition program will be at a reduced rate.

         For the period from July 1, 2000 to March 16, 2001, the Company has sold 2,210,000 shares of its common stock for aggregate gross proceeds of approximately $975,000. The Company intends to secure additional capital through private placement of its securities as well as to engage in further financing to meet its operating capital needs. However, access to the capital markets, either equity or debt, cannot be assured for the Company, and there can be no assurance that such funds will be available on terms or in quantity acceptable to the Company, or that management will be successful in achieving its plans.

ITEM 7.  FINANCIAL STATEMENTS.
         ---------------------

                                                                                                          Page
                                                                                                          ----
        (i)      Independent Auditors' Report                                                              F-2
        (ii)     Independent Auditors' Report                                                              F-3
        (iii)    Consolidated Balance Sheet  as of June 30, 2000.                                          F-4
        (iv)     Consolidated Statements of Operations for the year ended June 30, 2000 and the period
                 from March 25, 1999 (date of incorporation) to June 30, 1999.                             F-6
        (v)      Consolidated Statements of Stockholders' Equity for the period March 25, 1999 (date
                 of incorporation) to June 30, 1999 and for the year ended June 30, 2000.                  F-7
        (vi)     Consolidated Statements of Cash Flows for the year ended June 30, 2000 and the period
                 March 25, 1999 (date of incorporation) to June 30, 1999.                                  F-8
        (vii)    Notes to Consolidated Financial Statements.                                               F-10


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

         On January 16, 2001, Richard A. Eisner & Company, LLP ("Eisner & Company") resigned as the Company's auditors. Eisner & Company was the accountant to the Company for the period from September 11, 2000, the date Eisner & Company had been engaged by the Company, through and including January 16, 2001. During the period preceding the resignation of Eisner & Company, there were no disagreements with Eisner & Company regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner & Company, would have caused Eisner & Company to make reference to the subject matter of the disagreements in connection with any reports it might have issued on the consolidated financial statements of the Company. The Company requested from Eisner & Company, and Eisner & Company furnished to the Company, a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. The letter, dated January 22, 2001, was filed as an exhibit to the Company's report on Form 8-K.

         Effective January 18, 2001, the Company engaged Marcum & Kliegman LLP, Certified Public Accountants and Consultants, as the Company's independent public accountants. The appointment of Marcum & Kliegman LLP as the Company's auditors was approved by the Company's Board of Directors.

         Prior to May 11, 2000, the date the Company's previous auditors, Ahearn Jasco + Company, P.A. ("Ahearn"), ceased working for the Company, as set forth in the Company's report on Form 8-K filed on such date with the SEC, Ahearn had reported on (i) the audited financial statements of First Sunrise, Inc. (the surviving corporation to the December 9, 1999 merger with Platinum Executive Search, Inc. which became Global Sources Limited) for the period from January 1, 1998 to December 31, 1998 and the unaudited results of the financial operations of First Sunrise, Inc. for the interim period and (ii) the audited financial statements of Platinum Executive Search, Inc. (the constituent corporation to the December 9, 1999 merger with First Sunrise, Inc.) for the period from March 25, 1999 (date of inception) to June 30, 1999 and the unaudited results of the financial operations of Platinum Executive Search, Inc. for the interim period. There were no disagreements with Ahearn on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure when Ahearn ceased as auditors of the Company. The departure of Ahearn as auditor was not due to any disagreement or dissatisfaction on the part of either Ahearn or the Company.

         The Company's previous accountant, B&B Group LLP, had reported on the audited financial statements of First Sunrise, Inc. (the surviving corporation to the December 9, 1999 merger with Platinum Executive Search, Inc. which became Global Sources Limited) for the period from April 28, 1997 (date of inception) to December 31, 1997 and the unaudited results of the financial operations of First Sunrise, Inc. for the interim period. Such reports did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to the executive officers and directors of the Company.

       NAME                                 AGE           POSITION
       ----                                 ---           --------
       James J. Strupp                      57            Chief Executive Officer and Chairman of the Board
       John D. Mazzuto                      52            President, Treasurer/Chief Financial Officer, Director
                                                          and Secretary
       Robert J. Casper                     57            Director
       Frank Palma                          63            Chief Operating Officer

         JAMES J.  STRUPP has been the  Company's  Chief  Executive  Officer,  a director and Chairman of the Board since December 1999. From 1984 to 1987, and 1991 to 1999, Mr. Strupp has been senior vice president-human resources of International Specialty Products, Inc., a GAF corporate affiliate, where he was responsible for the total human resources of the $750 million specialty chemical company. He served as executive vice president and partner of Bastion Industries/Lend Lease Trucks, Inc. from 1987 to 1991, and Vice President - Human Resources USA of Estee Lauder Corp. form 1981 to 1984. Mr. Strupp served as Chief Executive Officer and Chairman of the Board for Platinum Executive Search from March 1999 to December 1999. He has served in executive capacities for Seatrain Lines, Inc., Hertz Corporation, Mobil, and Chrysler Corporation. Mr. Strupp co-founded the Dr. Martin Luther King Education Center in Kankakee, Illinois. He is a graduate of Marquette University.

         JOHN D. MAZZUTO has been President, Chief Financial Officer and a director of the Company since December 1999. He served as President, Chief Financial Officer and a director of Platinum Executive Search from March 1999 to December 1999. Since 1991, Mr. Mazzuto has served as a consultant for various companies, such as Texfi Industries, Inc., Weldotron Corporation, CPT Holdings, Inc., and EVTC Inc. He has specialized in consulting troubled companies, assisting them in financial analysis and debt restructuring. Prior to becoming an independent financial consultant, Mr. Mazzuto, from 1989 - 1991, served as head of Corporate Finance, then as President of the New York subsidiary and Group Managing Director of the parent of an international merchant bank. Mr. Mazzuto was employed by Chemical Bank from 1972 to 1989 in various capacities, including managing director of corporate finance, manager of business units and vice president. He is a graduate of Yale University.

         ROBERT J. CASPER has been a director of the Company since December 1999. Prior to December 1999, he served as a director of Platinum Executive Search, a position to which he was appointed August 1999. Since 1994, Mr. Casper has been President and Chief Executive Officer of R.J. Casper & Associates, a sole proprietorship which has investments in a variety of privately held companies. From 1988 to 1994, worked for US Life Corporation, an insurance holding company, serving as President and Chief Operating Officer from 1993 to 1994 where he coordinated, directed and executed all hands-on managerial, administrative and marketing functions to ensure efficient and profitable operations. US Life Corporation is a publicly held corporation. He has served on the boards of directors of US Life Corporation, All American Life, Old Line, Life, United States Equity Sales. Mr. Casper is a graduate of the University of Wisconsin and The Wharton School of Business.

         FRANK PALMA served as the Company's Chief Operating Officer from January 3, 2000 to July 15, 2000, at which time he agreed to step down as an officer of the Company. Since that time, he has continued with the Company in a consulting role. Since July 15, 2000, Mr. Palma has also served as President of Frank Palma Associates, Inc., a company engaged in the executive search industry. Prior to January 3, 2000, Mr. Palma was an employee of Goodrich and Sherwood Associates, Inc., another executive search firm, in excess of ten (10) years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of 10% or more of the Company's common stock ("Reporting Persons") to report to the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Based solely on its review of such forms received by it, the Company believes that the filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the Common Stock were complied with during fiscal 2000; provided however, that (a) Robert Casper, as a director of the Company, filed late with the Securities and Exchange Commission his report on Form 5 setting forth his initial securities holdings in the Company and (b) each of John Mazzuto and James Strupp, as directors and officers of the Company, have not filed with the Securities and Exchange Commission on two occasions, his respective reports on Forms 3 and 5 with respect to: (i) his securities holdings in the Company when the Company, by merger with First Sunrise, Inc. became a reporting company under the Exchange Act; and (ii) transactions concerning the granting of stock options from the Company and the gifting of shares of common stock held by him.

ITEM 10. EXECUTIVE COMPENSATION.
         -----------------------

COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company is reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other company business, and receives as annual compensation (i) 15,000 shares of the Company's common stock and (ii) options to purchase an additional 15,000 shares of the Company's common stock.

EXECUTIVE COMPENSATION

         The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for certain other executive officers of the Company (the "Named Executive Officers") whose compensation, individually, exceeded $100,000 in the fiscal year ended June 30, 2000 for services in all capacities to the Company.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                                ALL OTHER
                                      ANNUAL COMPENSATION                        LONG-TERM COMPENSATION       COMPENSATION
                    --------------------------------------------------------  ----------------------------  ---------------

 NAME AND                                                                                      SECURITIES
 PRINCIPAL          FISCAL                                     OTHER ANNUAL     RESTRICTED     UNDERLYING
 POSITION             YEAR          SALARY          BONUS      COMPENSATION    STOCK AWARDS      OPTIONS
 --------             ----          ------          -----      ------------    ------------      -------     ----------------
 James J. Strupp    2000       $       -0- (2)    $   -0- (2) $   -0-(2)           None         1,000,000(2)  $ 1,760,000(3)
                    1999 (1)   $       -0- (2)    $   -0- (2) $   -0-(2)           None            -0-          $ 220,000(3)

 John D. Mazzuto    2000       $       -0- (5)    $   -0- (5) $   -0-(5)           None            (5)             (5)
                    1999 (4)   $       -0- (5)    $   -0- (5) $   -0-(5)           None            (5)             (5)


                                                                                                                ALL OTHER
                                      ANNUAL COMPENSATION                        LONG-TERM COMPENSATION       COMPENSATION
                    --------------------------------------------------------  ----------------------------  ---------------

 NAME AND                                                                                      SECURITIES
 PRINCIPAL          FISCAL                                     OTHER ANNUAL     RESTRICTED     UNDERLYING
 POSITION             YEAR          SALARY          BONUS      COMPENSATION    STOCK AWARDS      OPTIONS
 --------             ----          ------          -----      ------------    ------------      -------     ----------------
 Frank Palma        2000 (6)   $  150,000 (6)         -0- (6)      -0-        450,000 shares       -0-       $  330,000(7)
                                                                                  (7)                        $      750(8)
 Peter Maher        2000 (9)   $   60,415 (9)         -0- (9)      -0-            None         25,000 (10)   $      750(8)

 Frank Fava         2000 (11)  $   70,000 (11)        -0- (11)     -0-         180,000 shares  25,000 (12)   $      750(8)
                                                                                  (12)
 Kimberly Colgate   2000 (13)  $   87,500 (13)        -0- (13)     -0-            None         25,000 (14)          --

 Jeffrey Aldrich    2000 (15)  $       -0- (16)       -0- (16)     -0-             None           (16)              --

(1) Mr. Strupp commenced employment with Platinum Executive Search, Inc. (the predecessor to the Company by merger dated December 8, 1999) on March 1, 1999, at an annual salary rate of $300,000.

(2) By Amendment to his employment agreement dated as of December 31, 2000, Mr. Strupp waived payment by the Company of the base salary and bonus (other than options granted as transaction bonuses) owing to him under his employment agreement with the Company for all periods prior to June 30, 2000. For and in consideration of such waiver, Mr. Strupp received options to purchase up to 1,000,000 shares of the Company's common stock, at an exercise price per share equal to $2.20.

(3) Mr. Strupp's employment agreement provides for a transaction bonus, in the form of options exercisable over ten (10) years to purchase up to 100,000 shares of the Company's common stock for each transaction (as defined in such employment agreement) entered into by the Company. Options to purchase up to an aggregate of 900,000 shares of the Company's common stock, at an exercise price of $2.20 per share, were granted during the fiscal years 1999 and 2000.

(4) Mr. Mazzuto commenced employment with Platinum Executive Search, Inc. (the predecessor to the Company by merger dated December 8, 1999) on March 1, 1999, at an annual salary rate of $240,000.

(5) By Amendment to his employment agreement dated as of December 31, 2000, Mr. Mazzuto waived payment by the Company of the base salary and bonus, including options to be granted as transaction bonuses, owing to him under his employment agreement with the Company for all periods prior to June 30, 2000.

(6) Mr. Palma commenced employment with the Company on January 3, 2000, at an annual salary rate of $300,000. Mr. Maher's employment contract provides for payment of an annual bonus of $150,000. No bonus was awarded in fiscal year 2000.

(7) Upon acceptance of employment, Mr. Palma received (i) 450,000 shares of the Company's common stock, having a market value at such date of $900,000 and (ii) stock options to purchase up to 150,000 shares of the Company's common stock, at an exercise price of $2.00 per share.

(8) On May 30, 2000, the Company granted to its executive employees stock options to purchase up to 2,500 shares of the Company's common stock, at an exercise price of $0.30 per share.

(9) Mr. Maher commenced employment with the Company on February 1, 2000, at an annual salary rate of $145,000. Mr. Maher's employment contract provides for payment of a bonus at the discretion of the Company's board of directors. No bonus was awarded in fiscal year 2000.

(10) Mr. Maher's employment contract provides for the receipt of stock options to purchase up to 25,000 shares of the Company's common stock, at an exercise price of $1.50 per share.

(11) Mr. Fava commenced employment with the Company on October 1, 1999, at an annual salary rate of $120,000. Mr. Fava's employment contract provides for payment of a bonus at the discretion of the Company's board of directors. No bonus was awarded in fiscal year 2000.

(12) Upon acceptance of employment, Mr. Fava received from the Company (i) 180,000 shares of its common stock, having a market value at such date of $360,000 and (ii) stock options to purchase up to 25,000 shares of the Company's common stock, at an exercise price of $1.50 per share.

(13) Ms. Colgate commenced employment with the Company on October 1, 1999, at an annual salary rate of $150,000. Ms. Colgate's employment contract provides for payment of a bonus at the discretion of the Company's board of directors. No bonus was awarded in fiscal year 2000. Effective April 1, 2000, Ms. Colgate ceased to be an officer of the Company pursuant to an agreement whereby Ms. Colgate and the Company agreed to suspend any of their respective obligations under her employment agreement dated as of August 26, 1999 with the Company.

(14) Upon acceptance of employment, Ms. Colgate received from the Company stock options to purchase up to 25,000 shares of the Company's common stock, at an exercise price of $1.50 per share.

(15) Mr. Aldrich commenced employment with the Company on October 1, 1999, at an annual salary rate of $250,000. Effective June 2, 2000, Mr. Aldrich resigned as an officer of the Company.

(16) By that resignation letter dated as of June 2, 2000, Mr. Aldrich waived payment of any compensation owing to him as well as the issuance of any shares of common stock of the Company to be granted under his employment agreement with the Company.

EMPLOYMENT AGREEMENTS

         James J. Strupp

         Pursuant to the five (5) year employment agreement dated as of March 1, 1999 with the Company, beginning July 1, 1999 Mr. Strupp receives an annual salary of $300,000, with an annual increase of $15,000 plus an additional amount based upon any increase in the Consumer Price Index as published by the U.S. Government. Based on the Company's performance, Mr. Strupp is eligible to receive an annual bonus of at least $75,000 at the end of each fiscal year and an annual bonus at the end of each fiscal year of an amount not less than seven percent (7%) of the pre-tax income of the Company. Mr. Strupp is also eligible to receive a transaction bonus for each acquisition equal to (i) $100,000, payable at each closing in stock or cash, at his option, and (ii) stock options to purchase 100,000 shares of the Company's common stock. The stock options shall be priced as of the date of the completion of the acquisition by the Company, shall fully vest on such date of issuance and be exercisable for ten
(10) years. Mr. Strupp also receives a company car, a car phone and a portable phone. In the event of a change of control of the Company, Mr. Strupp has the right to terminate his employment and receive from the Company a lump sum equal to his annual compensation, all benefits for the then remaining balance of his employment agreement as if the agreement had not been terminated and all stock and options which he would have been entitled to receive for the full term of his employment agreement had his employment not been terminated, without any cost to him.

         By the Amendment dated as of December 31, 2000, Mr. Strupp (i) waived all cash compensation and reimbursement of cash expenses under his employment agreement (other than stock options granted as transaction bonuses pursuant thereto) due and owing him on or before June 30, 2000 and (ii) agreed, commencing July 1, 2000, to waive further cash compensation becoming due to him unless and until such time as the board of directors of the Company shall determine, in its absolute discretion, that sufficient working capital is available to the Company to satisfy its obligations as incurred in the ordinary course of its business, in which event Mr. Strupp shall be entitled to such compensation, payable in the form and manner determined by the board of directors. In consideration of the waiver of amounts past due as of June 30, 2000, the Company granted to Mr. Strupp options to purchase up to 1,000,000 shares of the Company's common stock, at an exercise price equal to $2.20 per share.

         John D. Mazzuto

         Pursuant to the five (5) year employment agreement dated as of March 1, 1999 with the Company, Mr. Mazzuto receives an annual salary of $240,000, with an annual increase of $10,000 plus an additional amount based upon any increase in the Consumer Price Index as published by the U.S. Government. Based on the Company's performance, Mr. Mazzuto is eligible to receive an annual bonus of $50,000 at the end of each fiscal year and an annual bonus at the end of each fiscal year of an amount not less than four percent (4%) of the pre-tax income of the Company. Mr. Mazzuto is also eligible to receive a transaction bonus for each acquisition equal to: (i) $60,000, payable at each closing in stock or cash, at his option, and (ii) stock options to purchase 70,000 shares of the Company's common stock. The stock options shall be priced as of the date of the completion of the acquisition by the Company, shall fully vest on such date of issuance and be exercisable for ten (10) years. Mr. Mazzuto also receives a company car, a car phone and a portable phone. In the event of a change of control of the Company, Mr. Mazzuto has the right to terminate his employment and receive from the Company a lump sum equal to his annual compensation, all benefits for the then remaining balance of his employment agreement as if the agreement had not been terminated and all stock and options which he would have been entitled to receive for the full term of his employment agreement had his employment not been terminated, without any cost to him.

         By the Amendment dated as of December 31, 2000, Mr. Mazzuto (i) waived all cash compensation and reimbursement of cash expenses under his employment agreement, including any stock options granted as transaction bonuses pursuant thereto, due and owing him on or before June 30, 2000 and (ii) agreed, commencing July 1, 2000, to waive further cash compensation becoming due to him unless and until such time as the board of directors of the Company shall determine, in its absolute discretion, that sufficient working capital is available to the Company to satisfy its obligations as incurred in the ordinary course of its business, in which event Mr. Mazzuto shall be entitled to such compensation, payable in the form and manner determined by the board of directors.

         Frank Palma

         Pursuant to the employment agreement dated as of January 3, 2000 with the Company (the "January 3rd Agreement"), beginning January 3, 2000 Mr. Palma received an annual salary of $300,000, with a guaranteed minimum bonus of $150,000 for each year payable within forty-five (45) days after the last day of the preceding calendar year for serving as the Company's Executive Vice President and Chief Operating Officer. The term of Mr. Palma's employment shall end on December 31, 2002 unless his employment is terminated at an earlier date. Mr. Palma also receives an automobile allowance of $1,250 per month and reimbursement of club membership dues and fees up to a total of $15,000 per year. During and after Mr. Palma's term of employment with the Company, Mr. Palma is eligible to receive a finders fee of 3% of the purchase price (payable at each closing in cash or stock valued at the time of each closing) for each merger or acquisition by the Company which Mr. Palma introduces and which closes. Upon acceptance of employment, the Company issued to Mr. Palma 450,000 shares of the Company's common stock, subject to "piggyback" registration rights in the event that the Company registers its stock. If Mr. Palma is unable to sell 100,000 shares before March 15, 2001 and realize net proceeds from such sale in an aggregate amount sufficient to satisfy his federal and state income tax obligations attributable to his receipt of the 450,000 shares, then the Company will pay Mr. Palma before April 15, 2001 an aggregate amount equal to such shortfall, plus such amount as is necessary to cover the additional federal and state income taxes incurred by him by virtue of his receipt of the shares issued to cover the shortfall.

If Mr. Palma is not required to sell all 100,000 shares in the Company to satisfy his federal and state income tax obligations, then the Company, at its option on at least ten (10) day's prior written notice, may redeem at a price of one cent ($0.01) per share such portion of these 100,000 shares as Mr. Palma is not required to sell. Upon the execution of this agreement, the Company also granted Mr. Palma stock options to purchase 150,000 shares of the Company's common stock at the price of $2.00 per share.

         Pursuant to an Amendment effective July 15, 2000, Mr. Palma has temporarily suspended his duties as Chief Operating Officer and has assumed the role of a consultant to the Company. Mr. Palma will resume his duties as Chief Operating Officer when the Company's stock has regularly traded on the OTC Bulletin Board for at least fifteen (15) consecutive business days and also when, in the reasonable judgment of both Mr. Palma and the Chief Executive Officer of the Company, the Company is able to resume regular and current payment of the monetary obligations to Mr. Palma under his January 3rd agreement with the Company. The Amendment permits Mr. Palma to launch his company, Frank Palma Associates, LLC, for the purposes of engaging in the executive search and placement business and to retain all the revenues generated by that entity while still acting as a consultant to the Company. In connection with Frank Palma Associates, LLC, Mr. Palma will be allowed to use the corporate offices of the Company located in Parsippany, New Jersey free of charge and to utilize the services of two of the Company's employees without charge. As part of the consultancy agreement, the Company will provide Mr. Palma with medical, dental, health, life, disability and welfare plans on the terms specified in the January 3rd agreement. Upon resumption of Mr. Palma's employment as Chief Operating Officer of the Company under the terms and conditions of the January 3rd agreement, Mr. Palma will cease the operations of Frank Palma Associates, LLC. He will be entitled, however, to retain all revenues earned for services performed as part of Frank Palma Associates, LLC prior to the date of any such resumption of employment with the Company.

         Peter Maher

         Pursuant to the fifty six (56) month employment agreement dated as of February 1, 2000, Peter Maher receives an annual salary of $144,999.96. Mr. Maher will also receive an annual cash bonus, payable at the discretion of the board of directors, of no less than seven and one-half percent (7.5%) of the increase, if any, in pre-tax profits of M&S Corporate Holdings, Inc. and a cash bonus equal to three percent (3%) of the purchase price of any acquisition of another human resource company made by the Company or one of its affiliates that was originated or introduced by Mr. Maher, payable at the time of the closing of the acquisition in cash or stock in the same proportion as the consideration given for the acquisition on which it is based. The Agreement also makes Mr. Maher eligible to receive stock options to purchase 25,000 shares, as adjusted for any stock splits, stock dividends or similar events occurring after the date of the Agreement, of the common stock of the Company. Such options fully vested on the date of their issuance to Mr. Maher, are not transferable except upon his death, shall be exercisable for 10 years from the date of issuance, subject to early termination (including without limitation upon cessation of his employment with the Company), and are subject to the terms and conditions of the Company's stock option plan. Mr. Maher shall be reimbursed for all ordinary, reasonable and necessary travel, entertainment and other business expenses as shall be incurred by him in the performance of his duties under the Agreement.

         Frank Fava

         Pursuant to the five (5) year employment agreement dated as of August 25, 1999 between Frank Fava and Platinum Executive Search, Inc. (the Company's predecessor), Mr. Fava receives an annual salary of $120,000. Mr. Fava may also receive an annual bonus, payable at the discretion of the Company's board of directors, of no less than fifteen percent (15%) of the increase, if any, in the pre-tax profits of the Global Worksite Marketing Group, Inc., and an additional bonus equal to three percent (3%)
of the purchase price of any acquisition of another human resource company made by the Company or one of its affiliates that was originated or introduced by Mr. Fava, payable at the time of the closing of the acquisition. Upon commencement of employment under the Agreement, Mr. Fava received 180,000 shares of the Company's common stock that are subject to keepwell guarantees providing (i) for additional shares in the Company to be issued to him to the extent that he does not recognize at least $2.00 per share on the shares that he sells (up to 18,000 shares) during the 180 day period following registration of the common stock and
(ii) for additional shares in the Company to be issued to him to the extent that the price per share of the common stock does not equal at least $2.00 per share on the one year anniversary of the date on which the common stock is registered. These keepwells will become void if the price of the stock exceeds $3.00 per share for twenty (20) consecutive business days. Under this Agreement, Mr. Fava also received stock options, issued on January 5, 2000, to purchase 25,000 shares, as adjusted for any stock splits, stock dividends or similar events occurring after the date of the Agreement, of the Company's common stock at a price equal to the market value of the common stock as of twenty (20) days after becoming a public company with registered common stock. These options fully vested on the date of their issuance to Mr. Fava, are not transferable except upon his death, shall be exercisable for 10 years from the date of issuance, subject to early termination (including without limitation upon cessation of his employment by the Company), and are subject to the terms and conditions of the Company's stock option plan. Mr. Fava shall be reimbursed for all ordinary, reasonable and necessary travel, entertainment and other business expenses as shall be incurred by him in the performance of his duties.

         Kimberly Adams Colgate

         Pursuant to her five (5) year employment agreement dated as of August 26, 1999, Kimberly Adams Colgate receives an annual salary of $150,000, plus a bonus, payable at the discretion of the board of directors, of no less than fifteen percent (15%) of the increase, if any, in pre-tax profits of United States Lawyers, Inc. Ms. Colgate also received stock options, issued on January 5, 2000, to purchase 25,000 shares, as adjusted for any stock splits, stock dividends or similar events occurring after the date of the Agreement, of the Company's common stock at a price equal to the market value of the Company's common stock as of twenty (20) days after becoming a public company with registered common stock. These options fully vested on the date of their issuance to Ms. Colgate, are not transferable except upon his death, shall be exercisable for 10 years from the date of issuance, subject to early termination (including without limitation upon cessation of her employment with the Company), and are subject to the terms and conditions of the Company's stock option plan. Ms. Colgate shall be reimbursed for all ordinary, reasonable and necessary travel, entertainment and other business expenses as shall be incurred by her in the performance of her duties under the Agreement.

         Effective April 1, 2000, Ms. Colgate agreed to terminate her duties as Vice President of the Company whereupon she and the Company agreed to waive payment of any further cash compensation under her employment agreement, which agreement was terminated and rendered without further force and effect as between the parties. As part of such termination agreement, the Company relinquished any and all right, title and interest that the Company had in the website domain names acquired in connection with the Company's acquisition of US Lawyers.

STOCK OPTIONS

         Under the 1999 Global Sources Limited Stock Option Plan (the "Plan"), adopted by the board of directors and shareholders of the Company's predecessor, Platinum Executive Search, Inc, on July 21, 1999 and assumed by the Company at the time of the merger of Platinum with and into First Sunrise, Inc. on December 8, 1999, the Company had reserved an aggregate of 5,000,000 shares of the Company's common stock for grants to employees, directors and independent contractors. Grants under the Plan can be in the form of qualified or non-qualified stock options, but no director of the Company or its subsidiaries is eligible to receive an incentive stock option or SAR appurtenant thereto unless he/she is also an employee of the Company or its subsidiary in a class eligible to receive incentive stock options. Qualified stock options (which are intended to qualify as incentive stock options under Section 422(A) of the United States Internal Revenue Code) must have an exercise price of not less than 100% of the fair market value of the Company's common stock on the date on which the option was granted (110% for qualified options granted to any 10% or greater stockholder of the Company). Non-qualified stock options must have an exercise price of not less than 85% of the fair market value of the Company's common stock on the date on which the option was granted. The Plan provides that it will be administered by the board of directors of the Company and that the board of directors will have full authority to determine the identity of the recipients of the options and the number of shares subject to each option. The Plan allows the board of directors to delegate its authority under the Plan to a committee, comprised of two or more non-employee directors of the Company. The term of any incentive option may be fixed by the board of directors (or committee, as the case may be) but in no event shall any term exceed 10 years from the date of grant.

         As of March 27, 2001, there were options outstanding to purchase up to an aggregate of 2,685,000 shares of the Company's common stock.

         The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year ended June 30, 2000:

             OPTION GRANTS IN FISCAL 2000 - (INDIVIDUAL GRANTS) (1)

                            NUMBER OF SECURITIES      % OF TOTAL OPTIONS
                             UNDERLYING OPTIONS    GRANTED TO EMPLOYEES IN        EXERCISE            EXPIRATION
NAME                              GRANTED                FISCAL 2000               PRICE                 DATE
-------------------------- ----------------------- ------------------------- ------------------- ---------------------
James J. Strupp                1,900,000                     48.39%                $ 2.20        August 15, 2009
Frank Palma                      150,000                      3.82%                $ 2.00        January 3, 2010
Frank Palma                        2,500                      *                    $ 0.30        May 29, 2010
Peter Maher                       25,000                      0.64%                $ 1.50        January 5, 2010
Peter Maher                        2,500                      *                    $ 0.30        May 29, 2010
Frank Fava                        25,000                      0.64%                $ 1.50        January 5, 2010
Frank Fava                         2,500                      *                    $ 0.30        May 29, 2010
Kimberly Colgate                  25,000                      0.64%                $ 1.50        Terminated (2)
Jeffrey Aldrich                   25,000                      0.64%                $ 1.50        Terminated (3)
------------------
*        less than 1%

(1)      No  stock  appreciation  rights  ("SARs")  were  granted  to the  Named
         Executive Officers during fiscal 2000.

(2) Option expired by its terms, following Ms. Colgate's resignation effective as of April 1, 2000.

(3) Option expired by its terms, following Mr. Aldrich's resignation on June 2, 2000.

         The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUE
------------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF
                                                                        UNEXERCISED            VALUE OF UNEXERCISED
                                                                   SECURITIES UNDERLYING     IN-THE-MONEY OPTIONS AT
                                                                     OPTIONS AT FISCAL           FISCAL YEAR END
                          SHARES ACQUIRED ON                       YEAR END EXERCISABLE/           EXERCISABLE/
NAME                           EXERCISE         VALUE REALIZE          UNEXERCISABLE              UNEXERCISABLE
------------------------- -------------------- ----------------- --------------------------- -------------------------
James J. Strupp                   -0-                 -0-                1,900,000 / 0                   0
Frank Palma                       -0-                 -0-                  150,000 / 2,500               0
Peter Maher                       -0-                 -0-                   25,000 / 2,500               0
Frank Fava                        -0-                 -0-                   25,000 / 2,500               0
Kimberly Colgate                  -0-                 -0-                   25,000 / 0 (1)               0
Jeffrey Aldrich                   -0-                 -0-                        0 / 0 (2)               0

-----------------

(4) Option expired by its terms, following Mr. Aldrich's resignation on June 2, 2000.

(5) Option expires July 1, 2000 by its terms, following Ms. Colgate's resignation effective as of April 1, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The following table sets forth, as of March 27, 2001, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares, (2) each director of the Company, (3) each Named Executive Officer and
(4) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF                                      AMOUNT AND NATURE OF                    PERCENT OF
BENEFICIAL OWNER (1)                                   BENEFICIAL OWNERSHIP (2)            OUTSTANDING SHARES (3)
--------------------                                   ------------------------            ----------------------
James J. Strupp                                             4,281,375 (4)                        32.49%
John D. Mazzuto                                             1,905,000 (5)                        17.12%
Peter Lusk                                                  1,850,000 (6)                        15.99%
Frank Palma                                                   602,500 (7)                         5.42%
Frank Fava                                                    207,500 (8)                              *
Peter Maher                                                    27,500 (9)                              *
Robert J. Casper                                               20,000 (10)                             *
All executive officers and directors
as a group (5 persons)(11)                                  6,441,375 (4)(5)(8)                  48.06%
                                                                      (9)and (10)

-------------------------
*        Less than 1%

(1) Under the rules of the Securities and Exchange Commission (SEC), addresses are only given for holders of 5% or more of the outstanding common stock of the Company.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(3) Represents the number of shares of common stock beneficially owned as of February 23, 2001 by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding, but beneficially owned by such named person or group.

(4) Includes 210,000 shares gifted by Mr. Strupp to the following affiliated parties: 30,000 shares of common stock beneficially owned by James L. Strupp; 60,000 shares of common stock beneficially owned by Barbara Strupp, his spouse; 30,000 shares of common stock beneficially owned by Peter Strupp, his son; 30,000 shares of commons stock beneficially owned by Joseph Strupp, his son; 30,000 shares of common stock beneficially owned by Patrick Strupp, his son; and 30,000 shares of common stock beneficially owned by Michael E. Strupp, his son. Also includes options currently exercisable to purchase up to 2,000,000 shares of common stock, at an exercise price of $2.20 per share.

(5) Includes 160,000 shares gifted to Betty Mazzuto, his spouse. All shares are held with Betty Mazzuto, his spouse, as joint tenants with right of survivorship.

(6) Includes warrants to purchase up to 600,000 shares of common stock, at an exercise price per share of $1.50.

(7) Includes options currently exercisable to purchase up to 150,000 and 2,500 shares of common stock, at an exercise price of $1.50 and $0.30 per share, respectively

(8) Includes options currently exercisable to purchase up to 25,000 and 2,500 shares of common stock, at an exercise price of $1.50 and $0.30 per share, respectively

(9) Includes options currently exercisable to purchase up to 25,000 and 2,500 shares of common stock, at an exercise price of $1.50 and $0.30 per share, respectively.

(10) Includes options currently exercisable to purchase up to 10,000 shares of common stock, at an exercise price of $ 2.00 per share.

(11) Includes John D. Mazzuto, James J. Strupp, Frank Fava, Peter Maher and Robert J. Casper


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         During the fourth quarter of fiscal 2000, the Company terminated its relationship with ASOT Enterprises, Ltd., a Florida Limited Partnership ("ASOT"), pursuant to which a retainer of $7,000 per month plus a guaranteed annual bonus of $34,000 was paid for the services of Stuart Smith. Specifically, Mr. Smith was to serve as the Company's Executive Vice President and to provide consulting services to the Company. Stuart Smith, a former Executive Vice President of the Company, has a controlling ownership interest in ASOT.

         On February 2, 2000, the Company issued a promissory note, in the principal amount of $125,000, to Stuart Smith, an officer of the Company at the time. At June 30, 2000, the principal balance owing was $16,000 (plus interest of ten percent (10%) per annum having accrued thereto). The note was paid in full during the first quarter of fiscal 2001.

         The Company has outstanding obligations to The Chase Manhattan Bank represented by a promissory note, dated February 15, 2000, in the original principal balance of $250,000. The Company has made principal payments on the note of $75,000, leaving a balance due of $175,000 at June 30, 2000. Payment on the note is guaranteed personally by Messrs. Strupp and Mazzuto, each an officer and director of the Company. The note matured on March 10, 2000, at which time the remaining principal balance became due and owing. In February, 2001, the bank obtained a judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001 and (ii) for eleven consecutive months beginning April, 2001, a payment of $8,152 per month with a balloon payment becoming due in March 2002 with respect to the remaining outstanding balance. The total amount to be paid to the bank under the restructuring agreement is $195,642 plus interest at 9%.

         The Company has outstanding obligations to Fleet Bank represented by a promissory note, dated July 16, 1999, in the original principal balance of $200,000. Payment on the note is guaranteed personally by Messrs. Strupp and Mazzuto, each an officer and director of the Company. On May 30, 2000, the entire principal balance, together with back interest, became due and owing. Discussions, however, were entertained by the bank to extend the loan and in March 2001, the Company and the bank reached an agreement in principal to restructure the debt pursuant to which the Company agreed to pay to the bank:

(i) $12,914 on each of April 15, 2001 and May 15, 2001 and (iii) for eleven consecutive months beginning June 1, 2001, $8,333 per month plus interest at the prime rate, with a balloon payment becoming due May 1, 2002 with respect to the remaining outstanding balance.

         Messrs. Mazzuto and Strupp, each an officer and director of the Company, have guaranteed the payment of certain contingent obligations of the Company to redeem shares of its common stock, at $0.75 per share, upon notice from that individual investor having purchased 400,000 shares of the Company's common stock on July 12, 2000. The obligation to redeem is conditioned upon such investor's election, at his sole option, to demand redemption in the event that the Company defaults on any of its obligations under the transaction documents of July 21, 2000 executed in connection with such purchase. Despite the Company's having defaulted under the Agreement, there is currently no outstanding demand for redemption from the investor.

         By letter of resignation dated July 21, 2000, Suzanne M. Matteson resigned as an officer of the Company. Following her resignation, Ms. Matteson retained full ownership and control of Matteson Consulting Group. The Company does not have, nor did it ever have, any ownership interest in Matteson Consulting Group, and there are no continuing or currently outstanding obligations between the Company and either Ms. Matteson or Matteson Consulting Group.

         By letter of resignation dated June 2, 2000, J. Jeffrey Aldrich resigned as an officer of the Company. Following his resignation, Mr. Aldrich retained full ownership and control of Aldrich & Associates. The Company does not have, nor did it ever have, any ownership interest in Aldrich & Associates and there are no continuing or currently outstanding obligations between the Company and either Mr. Aldrich or Aldrich & Associates.

         The Company believes that the terms of the affiliate transactions described above were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In accordance with its policy, such transactions were approved by a majority of the independent disinterested directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a)                 Exhibits

2.1                 Agreement  and Plan of Merger  dated July 21, 1999 by and among First  Sunrise,
                    Inc. and Platinum  Executive Search  (Incorporated by reference to Exhibit 2 to
                    Post-Effective  Amendment No. 1 to the Company's Registration Statement on Form
                    SB-2, File No. 333-41389).
2.2 (*)             Plan and Agreement of Merger dated March 13, 1999 between  Strupp  Investments,
                    Inc. and GS Management.
2.3 (*)             Stock  Purchase  Agreement  dated  November  15, 1999  between  Neil Ralley and
                    Company.
2.4 (*)             Stock Purchase  Agreement dated August 1999 between  Kimberly Adams Colgate and
                    Platinum Executive Search, Inc.
2.5 (*)             Stock Purchase  Agreement  dated December 31, 1999 between Gary Pearl,  Deborah
                    Eininger and Platinum Executive Search, Inc. (predecessor to Company).
2.6                 Stock Purchase  Agreement  dated February 1, 2000 between Peter Maher,  Raymond
                    Schwartz  and  Company  (Incorporated  by  reference  to  Exhibit  2.1  to  the
                    Company's Report on Form 8-K for the event dated
                    February 1, 2000).


2.7                 Acquisition  Agreement  dated July 21, 2000 among  Phillips & Chambers Ltd. and
                    Company  (Incorporated  by reference to Exhibit 2.1 to the Company's  Report on
                    Form 8-K for the event dated July 31, 2000)
2.8 (*)             Letter  Agreement  dated as of November  16,  2000 among  Company and each of JEM
                    Acquisition Corp., JEM Technology, Inc. and John Schibelli.
2.9                 Letter Agreement dated March 23, 2000 among the Company and each of Peter Maher and Raymond Schwartz (Incorporated by reference to Exhibit 2.2 to the Company's
                    Report on Form 8-K for the event dated February 1, 2000).
3.1(a)              Certificate of Incorporation of First Sunrise, Inc.  (Incorporated by reference to Exhibit  3.1 to the  Company's  Registration  Statement  on Form  SB-2,  No.
                    333-41389).
3.1(b)              Certificate of Incorporation of Platinum Executive Search,  Inc.  (Incorporated
                    by  reference  to  Exhibit  3(i)  to  Post-Effective  Amendment  No.  1 to  the
                    Company's Registration Statement on Form SB-2, File No. 333-41389).
3.1(c)              Certificate of Merger of Platinum  Executive  Search,  Inc. with First Sunrise,
                    Inc.
3.1(d) (*)          Certificate of Amendment of Certificate of Incorporation of Company
3.2(a)              By-Laws of First Sunrise, Inc.
3.2(b)              By-Laws of Platinum  Executive  Search,  Inc.  (Incorporated  by  reference  to
                    Exhibit 2 to  Post-Effective  Amendment No. 3(i) to the Company's  Registration
                    Statement on Form SB-2, File No. 333-41389)
4.1                 Specimen  Certificate  of Common Stock.  (Incorporated  by reference to Exhibit
                    4.1 to the Company's Registration Statement on Form SB-2, File No. 333-41389)
4.2                 Form of Escrow  Agreement.  (Incorporated  by  reference  to Exhibit 4.6 to the
                    Company's Registration Statement on Form SB-2, No. 333-41389)
10.1 (*)            Employment  Agreement  dated March 1, 1999  between  John  Mazzuto and Platinum
                    Executive Search Inc. (predecessor to Company).
10.2 (*)            Employment  Agreement  dated March 1, 1999  between  James  Strupp and Platinum
                    Executive Search Inc. (predecessor to Company).
10.3 (*)            Amendment dated as of December 31, 2000 to Mazzuto Employment Agreement
10.4 (*)            Amendment dated as of December 31, 2000 to Strupp Employment Agreement
10.5                Employment  Agreement  dated  February  1, 2000  between  Company  and  Raymond
                    Schwartz.  (Incorporated  by reference to Exhibit 10.1 to the Company's  Report on Form 8-K for the event dated February 1, 2000)
10.6                Employment  Agreement  dated February 1, 2000 between  Company and Peter Maher.
                    (Incorporated  by reference to Exhibit 10.2 to the Company's Report on Form 8-K
                    for the event dated February 1, 2000)
10.7 (*)            Employment Agreement dated August 25, 1999 between Platinum and Frank Fava.
10.8 (*)            Employment Agreement dated November 15, 1999 between Company and Neil Ralley.
10.9 (*)            Employment  Agreement  dated March 10, 2000  between  U.S.  Lawyers,  Inc.  and
                    Timothy Ramsey.
10.10 (*)           Employment  Agreement dated August 26, 1999 between Platinum  Executive Search,
                    Inc. (predecessor to Company) and Kimberly Adams Colgate.


10.11               Service  Agreement dated July 21, 2000 with Angela  Phillips.
                    (Incorporated by reference  to Exhibit  10.1 to the  Company's  Report on Form
                    8-K for the event dated July 31, 2000)
10.12               Service  Agreement  dated July 21, 2000 with Scott  Chambers  (Incorporated  by reference  to Exhibit  10.2 to the  Company's  Report on Form 8-K for the event dated July 31, 2000)
10.13               Service  Agreement  dated July 31, 2000 with Shawn O'Rourke.  (Incorporated  by reference  to Exhibit  10.3 to the  Company's  Report on Form 8-K for the event dated July 31, 2000)
10.14 (*)           Lease  Agreement  dated  March 22, 1999  between  Strupp  Investments,  LLC and
                    Boulevard Plaza Associates, LP.
10.15 (*)           Stock Purchase Agreement, dated July 12, 2000 between Ira Terk and Company
10.16 (*)           Registration Rights Agreement dated July 12, 2000 with Ira Terk
10.17 (*)           Guaranty by James Strupp and John Mazzuto, dated July 12, 2000
10.18 (*)           Stock  Purchase  Agreement,  dated  August  15,  2000,  between  Peter Lusk and
                    Company.
10.19 (*)           Warrant Agreement dated August 15, 2000 with Peter Lusk
10.20 (*)           Promissory Note dated August 15, 2000 from Peter Lusk
10.21 (*)           Form of Warrant Agreement used in private security offerings
10.22 (*)           Employment Agreement dated January 3, 2000 between Frank Palma and Company
10.23 (*)           Amendment dated July 15, 2000 to Palma Employment Agreement
10.24 (*)           Termination Letter dated as of April 1, 2000 to Colgate Employment Agreement
10.25 (*)           Lease  Agreement  dated  July 1,  1992  between  Peter  T.  Maher  and  Raymond
                    Schwartz, and 7 Becker Farm Associates
10.26 (*)           Rider to Lease between Peter T. Maher and Raymond  Schwartz,  and 7 Becker Farm
                    Associates, dated July 1, 1992
10.27 (*)           Assignment and Assumption  Agreement dated June 12, 1992 between Peter T. Maher and Raymond Schwartz, and M&S Corporate Holdings, Inc.
10.28 (*)           Guaranty  Agreement  dated June 12,  1992  between  Peter T. Maher and 7 Becker
                    Farm Associates
10.29 (*)           Guaranty  Agreement dated June 12, 1992 between  Raymond  Schwartz and 7 Becker
                    Farm Associates
10.30 (*)           June 1994 Amendment to Lease between M&S Corporate  Holdings, Inc. and 7 Becker
                    Farm Associates
10.31 (*)           Lease  Agreement   dated  December  15,  1998  between  Gary  Goldberg,   d/b/a
                    Montebello Park and Seak International, Inc.
10.32 (*)           Promissory Note, dated February 15, 2000, to The Chase Manhattan Bank
10.33 (*)           Promissory Note, dated July 16, 1999, to Fleet Bank
10.34 (*)           1999 Stock Option Plan
21 (*)              Subsidiaries of Company
27.1 (*)            Financial Data Schedule
----------------------

*        Filed herewith

(b)      Reports on Form 8-K

         (1) A Report on Form 8-K was filed on May 11, 2000 concerning the termination of Ahearn Jasco + Company, P.A. as the Company's independent accountants in Item 4, "Changes in Certifying Accountant," of said Form 8-K.

         (2) A Report on Form 8-K was filed on August 7, 2000 concerning the acquisition, effective July 21, 2000, of Phillips & Chambers Limited in Item 2, "Acquisition or Disposition of Assets," of said Form 8-K.

         (3) A Report on Form 8-K was filed on September 15, 2000 concerning the engagement of Richard A. Eisner & Company, LLP as the Company's independent accountants in Item 4, "Changes in Certifying Accountant" of said Form 8-K.

         (4) A Report on Form 8-K was filed on January 22, 2001 concerning the engagement of Marcum & Kliegman LLP as the Company's independent accountants in
Item 4 "Changes in Certifying Accountant" of said Form 8-K.

         (5) A Report on Form 8-K was filed on March 30, 2001 concerning the acquisition, effective February 1, 2000, of M&S Corporate Holdings, Inc. d/b/a The Partnership Group, Inc. in Item 2, "Acquisition or Disposition of Assets," of said Form 8-K.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                                   PAGE
                                                                                   ----

       Independent Auditors' Report: Marcum & Kliegman LLP                          F-2

       Independent Auditors' Report: Ahern, Jasco & Company, P.A.                   F-3

       Consolidated Balance Sheet  as of June 30, 2000.                             F-4

       Consolidated  Statements of Operations  for the year ended
       June 30,  2000 and the period from March 25, 1999 (date of
       incorporation) to June 30, 1999.                                             F-6

       Consolidated  Statements of  Stockholders'  Equity for the
       period March 25, 1999 (date of  incorporation) to June 30,
       1999 and for the year ended June 30, 2000.                                   F-7

       Consolidated  Statements  of Cash Flows for the year ended
       June 30,  2000 and the  period  March  25,  1999  (date of
       incorporation) to June 30, 1999.                                             F-8

       Notes to Consolidated Financial Statements.                                  F-10

                          INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of Global Sources Limited

         We have audited the accompanying consolidated balance sheet of Global Sources Limited and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Sources Limited and subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $5,659,099 during the year ended June 30, 2000, and, as of that date, the
         Company's current liabilities exceeded its current assets by $2,244,222, and there is an uncertainty with respect to its ability to pay its debts as they become due. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         March 16, 2001

         New York, New York

                                                       /s/ Marcum & Kliegman LLP

                          INDEPENDENT AUDITORS' REPORT

         Platinum Executive Search, Inc.:

         We have audited the accompanying statement of operations, stockholders' equity and cash flows for the period March 25, 1999 (date of incorporation) to June 30, 1999 of Platinum Executive Search, Inc. (predecessor to Global Sources Limited). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Platinum Executive Search, Inc. (predecessor to Global Sources Limited) for the period May 25, 1999 (date of incorporation) to June 30, 1999, in conformity with generally accepted accounting principles.

         /s/ Ahearn, Jasco + Company, P.A.


         --------------------------------

         AHEARN, JASCO + COMPANY, P.A.
         Certified Public Accountants

         Pompano Beach, Florida
         August 25, 1999

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                JUNE 30,
                                                                                                  2000
                                                                                         -----------------------
              ASSETS
              CURRENT ASSETS:

              Cash and cash equivalents                                                           $64,211

              Accounts receivable, trade, net of allowance for doubtful
                   accounts of $0 at June 30, 2000                                                385,162



              Prepaid expenses and other current assets                                            35,170
                                                                                         -----------------------

                       TOTAL CURRENT ASSETS                                                       484,543

              Advances to Company officers                                                        174,668

              Property and equipment, net                                                          12,913

              Goodwill, net of accumulated amortization of $302,496                             2,135,744
                                                                                         -----------------------

                       TOTAL                                                                   $2,807,868
                                                                                         =======================

        The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                               JUNE 30,
                                                                                                 2000
                                                                                       ------------------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

             CURRENT LIABILITIES:

             Accounts payable and accrued expenses                                           $2,027,603

             Notes payable - banks                                                              375,000

             Deferred revenue                                                                   310,162

             Note payable to former Company officer                                              16,000
                                                                                       ------------------------
                      TOTAL CURRENT LIABILITIES                                               2,728,765
                                                                                       ------------------------

             STOCKHOLDERS' EQUITY:

             Preferred  stock,  $.01 par value,  10,000,000  shares  authorized,
                  designated Series A, no shares issued at June 30, 2000                              -

             Preferred stock, $.001 par value, 20,000,000 shares authorized, designated Series B, no shares issued and outstanding at
                  June 30, 2000                                                                       -

             Common stock, $.001 par value, 10,000,000 shares authorized,
                  4,050,000 shares issued and outstanding at June 30, 1999                            -

             Common stock $.001 par value, 50,000,000 shares authorized
                  7,347,888 shares issued and outstanding at June 30, 2000                        7,348

             Additional paid in capital                                                       6,933,979

             Less:  Prepaid employee compensation                                            (1,056,000)

             Accumulated deficit                                                             (5,802,349)

             Less:  Subscribed stock                                                             (3,875)
                                                                                       ------------------------

                      TOTAL STOCKHOLDERS' EQUITY                                                 79,103
                                                                                       ------------------------
                      Total                                                                  $2,807,868
                                                                                       ========================

        The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        PERIOD FROM
                                                                              FOR THE                MARCH 25, 1999
                                                                                YEAR                    (DATE OF
                                                                                ENDED                INCORPORATION)
                                                                           JUNE 30, 2000             TO JUNE 30, 1999
                                                                          -----------------         ------------------
REVENUE                                                                       $1,088,054               $           -
                                                                          -----------------           ----------------

OPERATING EXPENSES:

             Payroll expenses                                                  3,890,402                           -

             General and administrative expenses                               2,810,409                     143,108
                                                                          -----------------           ----------------

             Total operating expenses                                          6,700,811                     143,108
                                                                          -----------------           ----------------

             Operating Loss                                                   (5,612,757)                   (143,108)
                                                                          -----------------           ----------------

Interest expense, net:                                                            46,342                         142
                                                                          -----------------           ----------------

             Net loss                                                        $(5,659,099)               $   (143,250)
                                                                          =================           ================

Basic and diluted net loss per share                                         $     (0.96)               $      (0.03)
                                                                          =================           ================

Basic and diluted weighted average common shares outstanding                   5,920,604                   4,630,475
                                                                          =================           ================


        The accompanying notes are an integral part of these consolidated financial statements.


                                               GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Series B   Series B                                        Prepaid
                         Preferred  Preferred    Common      Common    Additional    Employee                     Sub-
                           Stock     Stock       Stock       Stock      Paid-in       Compen-    Accumulated    scribed
                           Shares    Amount      Shares      Amount     Capital       sation       Deficit       Stock      Total
                          ---------- -------- ------------- -------- ------------- ------------ ------------- ----------- ---------
STOCKHOLDERS'  EQUITY
March 25, 1999                    -  $     -             -  $     -  $         -   $         -   $         -  $       -   $       -

Issuance of 550,000
shares of founders stock          -        -       550,000    5,500            -             -             -     (5,000)        500


Sale of 3,500,000 shares
of common stock                   -        -     3,500,000   35,000       17,500             -             -           -     52,500

Net loss for the period
ended June 30, 1999               -        -             -        -            -             -     (143,250)           -   (143,250)

                          ---------- -------- ------------- -------- ------------- ------------ ------------- ----------- ----------

Balance, June 30, 1999            -        -     4,050,000   40,500       17,500             -     (143,250)     (5,000)    (90,250)

Common stock issued for
services                          -        -       201,100    2,011      199,089             -             -           -    201,100

Common Stock issued to
investors                         -        -        11,046      111       26,889             -             -           -     27,000

Reverse Merger (Note 1):

Exchange of Platinum
Executive Search, Inc.
Common Stock                      -       -    (4,262,146)  (42,622)    (243,478)            -             -           -   (286,100)

Issuance of Common
Stock to owners
of Platinum Executive
Search, Inc.                      -       -      4,630,475    4,630      281,470             -             -           -    286,100

Outstanding Common
Stock of First Sunrise
Inc.                              -        -       397,576      398       43,275             -             -           -     43,673

Stock issued for
acquisitions                740,000      740       925,000      925    2,578,760             -             -           -  2,580,425

Termination of
Renaissance
Leadership Inc.            (555,000)    (555)     (450,000)    (450)  (1,634,295)            -             -           - (1,635,300)

Stock issued for
acquisitions                      -        -       600,605      601    1,281,609             -             -           -  1,282,210

Stock sold to investors           -        -       460,066      460      985,044             -             -       1,125    986,629

Stock issued to officers and
employees pursuant to
employment contracts              -        -       630,000      630    1,259,370    (1,260,000)             -           -         -

Amortization of prepaid
employee compensation             -        -             -        -            -       204,000             -           -    204,000

Officers' contributions
to capital                        -        -             -        -    2,138,715             -             -           -  2,138,715

Conversion of preferred
stock to common           (185,000)    (185)       154,166      154           31             -             -           -          -

Net loss                          -        -             -        -            -             -   (5,659,099)           - (5,659,099)
                          ---------- -------- ------------- -------- ------------- ------------ ------------- ----------- ----------

Balance as of June 30,
2000                              -        -     7,347,888    7,348  $ 6,933,979   $(1,056,000) $(5,802,349)   $ (3,875)  $  79,103
                          ========== ======== ============  ======== ===========   ============ ============= =========== ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             GLOBAL SOURCES LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               FOR THE
                                                                                                             PERIOD FROM
                                                                                              YEAR         MARCH 25, 1999
                                                                                             ENDED        (DATE OF
                                                                                            JUNE 30,      INCORPORATION) TO
                                                                                              2000          JUNE 30, 1999
                                                                                           ----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                 ($5,659,099)          ($143,250)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                3,124                 312
     Amortization of goodwill                                                                  302,496                   -
     Amortization of prepaid employee compensation                                             204,000                   -
     Provision for doubtful accounts                                                           240,769                   -
     Officers' and Directors' capital contributions                                          2,138,715                   -
     Common stock issued for services                                                          201,100                   -
     Changes in assets and liabilities:
       Accounts receivable                                                                    (511,103)                  -
       Prepaid expenses and other current assets                                                 1,727                   -
       Accounts payable and accrued expenses                                                 1,561,395              93,183
       Deferred revenue                                                                        310,162                   -
                                                                                          -------------  -------------------

               Net cash used in operating activities                                        (1,206,714)             (49,555)
                                                                                          -------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in Merger                                                                   43,673                  -
  Net cash received in acquisitions                                                             22,522                  -
  Purchases of property and equipment                                                           (3,089)              (2,800)
                                                                                          -------------  -------------------

          Net cash provided by (used in) investing activities                                   63,106               (2,800)
                                                                                          -------------  -------------------

Cash flows from financing activities
  Proceeds - notes payable and Line of Credit                                                  450,000             500,000
  Repayment - notes payable and Line of Credit                                                (575,000)                  -
          Proceeds from note payable to former Company officer                                 125,000                   -
           Repayment of note payable to former Company officer                                (109,000)                  -
  Advances and Repayments - Officers                                                          (197,255)                  -
  Common stock sold to investors                                                             1,013,629              53,000
                                                                                         ----------------------------------

               Net cash provided by financing activities                                       707,374             553,000
                                                                                          -------------  -------------------

          Net (decrease) increase in cash and cash equivalents                                (436,234)            500,445

Cash and cash equivalents:
Beginning of period                                                                            500,445                   -
                                                                                          -------------  -----------------

End of period                                                                                  $64,211            $500,445
                                                                                           ===========   =================


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the periods for:
              Income taxes paid                                                                    $ 0                $ --
              Interest paid                                                                    $26,400                $142

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES FOR THE YEAR ENDED JUNE 30, 2000:

         The Company issued 1,525,605 shares of common stock and 740,000 shares of Series B preferred stock in acquisitions of six different entities during the year ended June 30, 2000, valued at $3,862,635 (see Notes 8 and 9). One of the acquisitions was terminated shortly after being consummated, by the mutual agreement of the parties. The 555,000 shares of preferred stock and 450,000 shares of common stock issued in the acquisition were returned to, and retained by, the Company. The acquisition and disposition of this business were both valued at $1,635,300 by the Company due to the near term nature of their occurrence.

         The Company issued 630,000 shares of its common stock with a fair value of $1,260,000 pursuant to consummation of two employment agreements.

         A shareholder converted 100,000 shares of the Company's Series B Preferred Stock into 154,166 shares of its common stock.

        The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

         Global Sources Limited and its wholly-owned subsidiaries (the "Company") provide strategic staffing solutions in addition to marketing, training and development programs, seminars, and employee benefits consulting. Prior to July 1, 1999, the Company had not commenced these operations and was in the development stage. The Company has offices in New York, New Jersey, Florida, and the United Kingdom.

         The Company was formerly known as First Sunrise, Inc., a company organized under the laws of the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, Platinum Executive Search, Inc. merged with First Sunrise, Inc.(the "Merger"). For accounting purposes, Platinum Executive Search, Inc. was treated as the acquirer and the acquisition was accounted for as a recapitalization of Platinum Executive Search, Inc. The historical financial statements presented for the period prior to December 9, 1999 are those of Platinum Executive Search, Inc. The acquisition of First Sunrise, Inc. has been recorded based on the fair values of First Sunrise's tangible assets which consisted of cash of $43,673. Since this transaction is in substance a recapitalization of Platinum Executive Search, Inc. and not a business combination, pro forma information is not presented. Pursuant to the Merger, Platinum Executive Search, Inc. sold all of its issued and outstanding stock to First Sunrise, Inc. in return for: (1) 5,555,475 shares of the common stock, par value $.001 per share, of First Sunrise, Inc.(4,630,475 shares which were issued to the owners of Platinum Executive Search, Inc. and 925,000 shares issued in acquisitions that occured prior to, but deemed effective as of, December 9, 1999, after which date options to unwind such acquisitions having been granted in such transactions were no longer exercisable); (2) 740,000 shares of Series B Preferred Stock of First Sunrise, Inc. (convertible into 616,667 shares of common stock of First Sunrise, Inc.); and (3) options (see Note 7) to acquire an additional 325,000 shares of common stock of First Sunrise, Inc. exercisable at the price of $2.00 per share. As of December 9, 1999, upon completion of the Merger, the First Sunrise, Inc. stockholders owned 7% of the Company's issued and outstanding shares of common stock and former Platinum Executive Search, Inc. stockholders owned 93% of the issued and outstanding shares of the common stock of the surviving merged entity. On the same date, the merged entity changed its name to Global Sources Limited.

         As shown in the accompanying financial statements, the Company incurred a net loss of $5,659,099 during the year ended June 30, 2000. As of June 30, 2000, the Company's current liabilities exceeded its current assets by $2,224,222. The Company is delinquent in connection with various obligations including, but not limited to, trade payables, accrued payroll taxes and notes payable. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts, which included trade accounts payable of $410,773, accrued expenses of $1,139,709 (including legal fees of $437,479 and payroll of $535,374, respectively) and payroll taxes of $477,122 (see Note 12), as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue.

         Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company has sold 2,210,000 shares of common stock for aggregate gross proceeds of approximately $975,000 during fiscal year 2001 through March 16, 2001 and is attempting to secure additional capital through private placement of securities. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Global Sources Limited and its subsidiaries after elimination of intercompany transactions.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

         Revenue from permanent staffing is recognized when the candidate has been employed for a minimum period pursuant to the terms of the search assignment. Executive search and consulting assignments are primarily based upon retainer agreements which provide for periodic billings; revenue is recognized based upon the terms of the agreements.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents and trade accounts receivable potentially subject the Company to concentration of credit risk. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company believes its credit risk from accounts receivable is limited due to the relatively large number of customers. Further, the Company assesses the financial strength of its customers and when appropriate, establishes an allowance for uncollectible accounts. Unless otherwise disclosed, the fair value of financial instruments approximate their fair value.

GOODWILL

         Goodwill is amortized utilizing the straight-line method over a period of three to five years. The Company evaluates the carrying value and periods of amortization of goodwill to determine whether revised estimates of carrying value or useful lives are warranted.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS

         The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees. However, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

services from non-employees. Those transactions must be accounted for based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

BASIC AND DILUTED NET LOSS PER SHARE

         The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No.; 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The effect of the recapitalization of Platinum Executive Search, Inc. has been given retroactive application in the earnings per share calculation. The common stock issued and outstanding with respect to the pre-merger First Sunrise, Inc. has been included since the effective date of the Merger. Outstanding stock options, warrants and contingent stock issuances have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING DEVELOPMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999, which has been deferred to June 15, 2000 by publishing of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives, and for hedging activities. This Statement requires than an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

NOTE 3 - ADVANCES TO OFFICERS

         These amounts constitute advances to the Company's two principal officers, which advances are represented by non-interest bearing notes having no definite maturity date.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:              JUNE 30, 2000
                                                           -----------------

Computer software                                                 $     750
Furniture and fixtures                                                9,599
Office and computer equipment                                         6,000
                                                           -----------------
                                                                     16,349

Less accumulated depreciation                                       (3,436)
                                                           -----------------
                                                                  $  12,913
                                                           =================

NOTE 5 - NOTES PAYABLE/CREDIT FACILITIES

         The Company issued a note payable to a bank in the original principal amount of $250,000 on February 15, 2000. Repayment on the note is guaranteed personally by two officers of the Company. The note bears interest at prime plus 4% (13.5% at June 30, 2000). The Company has made principal payments on the note of $75,000, leaving a balance due of $175,000 at June 30, 2000. Unpaid interest on the note aggregated $4,597 at June 30, 2000. The note matured on March 10, 2000, at which time the remaining principal balance became due and owing. In February, 2001, the bank obtained a judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001; and (ii) for eleven consecutive months beginning April, 2001, payment of $8,152 per month with a balloon payment becoming due in March 2002 for the remaining outstanding balance. The total amount to be paid to the lender under the restructuring agreement is $195,642 plus interest at 9%.

         On July 16, 1999, the Company issued a note payable with a different bank in the original principal amount of $200,000. Payment on the note is guaranteed personally by two officers of the Company. The note bears interest at 13.5%. At June 30, 2000, there was no unpaid interest on the note. The note originally matured on May 15, 2000, after which time it became due and owing in full as of May 30, 2000. Discussions, however, were entertained by the bank to extend the loan and in March 2001, the Company and the bank reached an agreement in principle to restructure the debt payment pursuant to which the Company agreed to pay to bank: (i) $12,914 on April 15, 2001; (ii) $12,914 on May 15, 2001; and (iii) for eleven consecutive months beginning June 1, 2001, $8,333 per month plus interest at the prime rate, with a balloon payment becoming due May 1, 2002 for the remaining outstanding balance.

NOTE 6 - 401(K) PLAN

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

NOTE 7 - STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. The plan provides that options may be granted to employees, directors and independent contractors. It is administered by the Company's Board of Directors. The aggregate number of shares of

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. A summary of the activity under the Company's stock option plan is as follows:

                                                      Weighted Average
                                      Shares           Exercise Price
                                      ------           --------------

Outstanding June 30, 1999                     0          $  0
Granted                               2,832,500          $  2.05
Forfeited                             (407,500)          $  1.91
                                   --------------------------------------
Outstanding June 30, 2000             2,425,000          $  2.07
                                   ======================================
Exercisable June 30, 2000             2,425,000          $  2.07
                                   ======================================

         The following table summarizes stock option information as of June 30, 2000:

                                                        Weighted Average            Weighted Average
Range of Exercise Prices             Shares        Remaining Contractual Life        Exercise Price
$0.30                                   75,000               1.9 years                             $0.30
$1.50 to $2.25                       2,350,000               4.2 years                              2.13
                                  -------------           -----------------      ------------------------
             Total                   2,425,000               4.4 years                             $2.07
                                  =============           =================      ========================
Exercisable June 30, 2000            2,425,000               4.4 years                             $2.07
                                  =============           =================      ========================

         All stock options granted during fiscal year 2000 were issued with exercise prices that approximate the stock price at the date of grant, and no compensation was recognized since all options were granted to employees and directors of the Company.

         No stock appreciation rights were granted during the fiscal year ended June 30, 2000.

         If the Company had accounted for the issuance of all options and compensation-based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded additional compensation expense totaling $4,639,858 for the year ended June 30, 2000 and the Company's net loss and net loss per share would have been as follows:

         Net loss
              As reported                                     $(5,659,099)
              Pro Forma                                      $(10,298,957)

         Net loss per share as reported
              Basic and diluted net loss per share                 $(0.96)

         Pro forma
              Basic and diluted net loss per share                 $(1.74)

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

         The fair value of options and warrants at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                 Expected Life (Years)                       5
                 Interest Rate                               6%
                 Annual Rate of Dividends                    0%
                 Volatility                                353%

         The weighted average fair value of options and warrants at date of grant using the fair value based method during 2000 is estimated at $1.91.

NOTE 8 - ACQUISITIONS

         As part of the Merger, on December 9, 1999, the Company changed its name from Platinum Executive Services, Inc. to Global Sources Limited. Also on December 9, 1999 and just prior to the change in name, Platinum Executive Services, Inc. merged with First Sunrise, Inc., with Platinum Executive Services, Inc. being treated for accounting purposes as the acquirer of First Sunrise, Inc. (Note 1)

         Additional acquisitions which the Company made during the fiscal year ended June 30, 2000 are as follows:

         The Company acquired all of the outstanding limited liability company membership interests of Strupp Investments LLC d/b/a/ "Success" on August 15, 1999, which was deemed effective as of December 9, 1999 at which latter date the option to unwind the transaction contained in the purchase agreement was no longer exercisable, in exchange for: (i) 150,000 shares of Platinum's common stock and (ii) 100,000 shares of Platinum's Series B preferred stock, convertible at the holder's election into shares of common stock. All of the preferred stock issued was converted into 154,166 shares of the Company's common stock in December 1999 following the Platinum - First Sunrise Merger. The common stock is subject to keepwell guaranties, which provide for certain adjustments in the number of shares issued based on the market price as of the second anniversary of the date on which the Company's common stock is registered with the SEC. The fair value of the shares issued in this transaction was approximately $545,000. Based on the fair value of the Company's common stock as of June 30, 2000, (deemed to be $0.75 per share), approximately 387,000 shares of common stock would be issuable pursuant to the keepwell guarantee. Such amount may change in the near term. On March 13, 2000, the Company merged Strupp Investments LLC into a separate subsidiary of the Company, GS Management, Inc., with GS Management as the surviving entity.

         The Company acquired all of the outstanding shares of common stock of Seak International Ltd. ("Seak") on December 31, 1999 in exchange for (i) 150,605 shares of the Company's common stock, plus (ii) a contingent payment in the amount of four (4) times the amount of any after-tax profit in excess of $60,240 for the 2002 calendar year. The contingent payment, if any, is payable in shares of the Company's common stock (based upon a valuation of $2.00 per share) in the calendar year 2002. As part of the purchase agreement, the Company employed Gary R. Pearl and Deborah Eininger, the sole stockholders of Seak, to run the day-to-day operations of Seak. The fair value of the shares issued in this transaction was approximately $301,000.

         The Company acquired all of the outstanding shares of capital stock of M&S Corporate Holdings, Inc. d/b/a The Partnership Group (the "Group") on February 1, 2000 in exchange for 450,000 shares of the Company's common stock, subject to certain keepwell guarantees which provide for certain adjustments in the number of shares issued based on the market price as of the second anniversary of the date on which the Company's common stock is registered with the SEC. The Company, at its option, may satisfy the keepwell guarantee by the issuance of additional shares of its common stock or by a cash payment. As of June 30, 2000, the excess of the value of the keepwell guarantee

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

over the fair value of such shares of common stock ($0.75 per share) was approximately $587,000 (approximately 783,000 shares of common stock). Such amount may change in the near term. The fair value of the shares issued by the Company approximated $981,000.

         As of November 15, 1999, which was deemed effective as of December 9, 1999 at which latter date the option to unwind the transaction contained in the purchase agreement was no longer exercisable, the Company acquired all of the issued and outstanding capital stock of E.P. International, Inc. ("E.P."), a New Jersey corporation, in exchange for a total of 200,000 shares of the Company's common stock, valued at $400,000.

         The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the dates of the respective purchases.

         A summary of the allocation of aggregate consideration for the aforementioned acquisitions (excludes $43,673 related to the Merger) to the fair market value of the assets acquired and liabilities assumed is as follows:

         Current assets:
                  Cash                              $   22,522
                  Accounts receivable                  114,828
                  Other                                 36,771     $   174,121
                                                    ----------

         Property and equipment                                         10,462
         Goodwill                                                    2,438,240

              Total Assets:                                          2,622,823

         Current Liabilities:
                  Accounts payable and accrued
                      expenses                      $  373,026
                  Loans payable - Officers              22,587      $  395,613
                                                    ----------
              Aggregate Consideration Paid:                         $ 2,227,210
                                                                    ===========

         The amortization of goodwill for the year ended June 30, 2000 aggregated $302,496.

         The pro forma unaudited condensed results of operations data for the year ended June 30, 2000 and for the period from March 25, 1999 (date of incorporation) to June 30, 1999, as if the purchases had occurred on March 25, 1999, are as follows:

                                                     YEAR ENDED              FOR THE PERIOD FROM MARCH 25, 1999
                                                    JUNE 30, 2000                 (DATE OF INCORPORATION)
                                                                                      TO JUNE 30, 1999
                                                ----------------------            -------------------------
Revenue                                                    $1,809,380                             $291,759

Expense                                                    8,293,656                               638,194
                                                ---------------------                      ----------------

Net loss                                                $ (6,484,276)                          $ (346,435)
                                                    ==================                     ================

Pro-forma net loss per share:
    Basic and diluted                                         $(0.97)                              $(0.06)

    Weighted average shares outstanding                    6,673,731                            5,735,246

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


         This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of March 25, 1999 or results which may occur in the future.

NOTE 9 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

         The Company acquired all of the outstanding stock of Renaissance Leadership, Inc. ("Renaissance") on August 15, 1999, which was effective for accounting purposes on December 9, 1999, in exchange for 555,000 shares of its Series B Preferred Stock and 450,000 shares of its common stock. On or about January 31, 2000, management of Renaissance returned to the Company all of the shares of common and preferred stock issued in this transaction. By letter dated as of January 31, 2000, the Company acknowledged receipt of the returned shares of common and preferred stock and termination of the acquisition transaction. The acquisition and termination transactions were deemed to have a fair value of $1,635,300 by the Company due to their near term occurrence. The Company did not consolidate, or include, the operations of this entity into the consolidated operations of the Company for the year ended June 30, 2000. This was due to the fact that the Company did not control this entity, did not integrate its operations into the Company's operations and that the results of operations of this entity were not material to consolidated operations of the Company.

         The Company acquired all of the issued and outstanding stock of US Lawyers, Inc. by the issuance of 125,000 shares of common stock. This entity did not commence operations, and by the mutual agreement of the parties this acquisition was terminated in April, 2000. Since the Company was not able to ascertain the value of the assets acquired in this acquisition, the shares issued in this transaction were recorded at their par value. Subsequent to the year end these shares were returned to, and retired by, the Company.

NOTE 10 - INCOME TAXES

         The tax provisions shown in the accompanying consolidated statements of operations are zero since the deferred tax assets generated from the net operating losses are offset in their entirety by a valuation allowance.

         No provision has been made in the accompanying consolidated financial statements for income tax expense as a result of the current operating loss and net operating loss ("NOL") carryforwards.

         Differences between income tax benefits computed at the Federal statutory rate (34%) and reported income taxes for 2000 and 1999 are primarily attributable to the valuation allowance for the NOL and other permanent differences.

         As of June 30, 2000, the Company estimated the available NOL carryforwards to be approximately $3,000,000 and the Company's total deferred tax assets relating to the carryforwards amounted to approximately $1,000,000 which expire through June 30, 2020. The Company has a valuation allowance for the full amount of the deferred tax assets at June 30, 2000 as management does not believe it is more likely than not that the valuation of the asset is recoverable.

         Further, the Company has not filed required federal, state or local income or franchise tax returns. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.

NOTE 11 - SEGMENT INFORMATION

         Management views the operations of the Company through domestic and foreign segments. Because control of the foreign operations was temporary, no segment disclosure of foreign operations is required (see Note 16 below). Therefore, the Company has determined that under SFAS 131, it operates in one segment of service and its customers and operations are within the United States.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company leases office space, certain office equipment, and an automobile under noncancellable operating leases. Future minimum lease payments at June 30, 2000 for those operating leases with remaining terms of one year or more are as follows:

        2001                                       $188,543
        2002                                        169,926
        2003                                        126,859
        2004                                         79,936
        2005                                         12,622
                                                  ---------
Total minimum lease payments:                      $577,886
                                                  ==========

         Rent expense amounted to $155,855 and $0 for the year ended June 30, 2000 and for the period from March 25, 1999 (date of incorporation) to June 30, 1999, respectively.

         The Company has entered into employment agreements with several of its executives. The employment agreements generally become null and void if the executive is terminated for cause or upon death. Each employment agreement provides the executive with a base annual salary. The agreements may provide, based on the terms of each agreement, for the payment of bonuses, the issuance of stock options and other equity rights and various other incentives and benefits. Future minimum payments to be made as of June 30, 2000 pursuant to these agreements are as follows:

         2001                                                    $1,190,500
         2002                                                     1,665,500
         2003                                                     1,690,500
         2004                                                     1,043,833
         2005                                                       183,250
                                                             ---------------
Total minimum employment agreement payments                      $5,773,583
                                                             ===============

CONTINGENCIES

         On November 30, 2000 Gordon Cook ("Cook") filed a complaint in the United States District Court for the Southern District of New York against the Company and others, alleging damages arising from the termination of Cook's employment by the Defendants. The complaint alleges violation of the New York Labor Law, breach of contract, breach of the covenant of good faith and fair dealing, violation of the Employee Retirement Income Security Act (ERISA), conversion, and the theories of quasi-contract, quantum meruit, and unjust enrichment. Cook seeks damages in the amount of approximately $155,000 for unpaid wages, bonus and severance pay. In addition, Cook seeks the value of approximately 75,000 stock options exercisable at $2.00 per share and 2,500 options exercisable at $.30 per share. On February 13, 2001, the Company filed its answer whereby it denied all claims. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it. However, the Company is unable to

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

predict the outcome of these claims and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

         On November 22, 2000, Stuart P. Smith and ASOT Enterprises, Inc. ("ASOT") filed a complaint against the Company, each of John Mazzuto and James
J. Strupp, individually, and others, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida. The complaint alleges, among other things, that the Company has failed and refuses to register shares and options on the books and records of the Company and has breached its contractual obligations to Mr. Smith pursuant to a personal services agreement with ASOT. Alleged damages claimed are in the approximate amount of $277,000, including the balance owing under an alleged loan from Mr. Smith to the Company in the sum of $125,000. The complaint also seeks to register options and shares allegedly on the books and records of the Company. On January 30, 2001, the Company filed a motion to dismiss the action for lack of jurisdiction and, in the alternative, to change of venue from the State of Florida to the State of Delaware, the state of the Company's incorporation, which motions are still pending. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it. However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

         Dominique Martinet ("Martinet") filed a summons and complaint in the Supreme Court of the State of New York on July , 2000 against the Company and its subsidiary, GS Management Corp., alleging that Martinet is owed approximately $592,000 for unpaid wages, bonus, benefits and stock options, plus punitive damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. Hearings before the Special Referee have been held and the parties have been invited to brief certain matters relating to the calculation of damages. However, the Company is unable to predict the outcome of such hearings and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

         On or about January 4, 2000, plaintiffs Frank R. Palma ("Palma"), City Brewing, Inc. and the Company commenced an action in the Superior Court of New Jersey, Law Division: Morris County (Docket No. L14-2000) against Goodrich & Sherwood Associates, Inc. et al. On or about March 23, 2000, the defendants interposed an Answer with counterclaims. The complaint and counterclaims relate to the circumstances surrounding Palma's separation from Goodrich & Sherwood Associates, Inc., a competitor of the Company in the business of human resources counseling, and Palma's subsequent employment by the Company and contain allegations of inducement, breach of contract, tortious interference, breach of fiduciary duty and implied covenant of good faith and fair dealings as well as unfair competition, unjust enrichment and fraud. Damages sought are in excess of $1,000,000. On January 16, 2001, the company plaintiffs filed a Reply to the counterclaims, denying the material allegations. On or about November 3, 2000, defendants also commenced an action as third-party plaintiffs against James Strupp and John Mazzuto, personally, alleging claims against Messrs. Strupp and Mazzuto arising out of the same set of circumstances and seeking to recover damages in excess of $1,000,000. On December 7, 2000, Strupp and Mazzuto filed an Answer denying the material allegations of the third-party complaint. Discovery is ongoing. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it. However, the Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

         On January 11, 2001, the Company was notified by the New Jersey Department of Labor, Division of Wage and Hour Compliance, that is has allegedly violated that state's minimum wage and wage payment statutes. To the extent that the amount of the claim can be ascertained, it appears that the Company is alleged to owe employees approximately $42,364. The claim is presently pending, and the Company has been ordered to perform a self-audit and pay wages found to be due. Management believes that is has good defenses to any wage claims and intends to defend vigorously any such claim asserted against it. However, the Company is unable to predict the outcome of this claim and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

         The Company is a party to other proceedings which, in the opinion of management of the Company, are not material to the financial position or operations of the Company.

PAYROLL AND PAYROLL TAXES

         On November 15, 2000, a Notice of Federal Tax Len was filed by the Internal Revenue Service ("IRS") against a subsidiary of the Company for unpaid federal withholding taxes in the aggregate amount of $93,243, of which payments, in the aggregate sum of $25,000, have been made by the Company to the IRS since November 2000. In addition, the Company has not paid payroll taxes since the fourth quarter of 1999 totaling $477, 122 (which includes the above amount subject to lien). Such amount is included in accounts payable and accrued expenses. The Company is in process of filing all unfiled returns and has accrued penalties and interest of $40,000.

         By letter dated August 21, 2000, the Department of Revenue Services for the State of Connecticut alleged a subsidiary of the Company had failed to file with the State of Connecticut withholding tax returns and to pay withholding taxes in the amount of approximately $48,414.

NOTE 13 - STOCKHOLDERS' EQUITY

         For the year ended June 30, 2000, the Company sold 472,066 shares of its common stock in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. The Company realized net proceeds of $1,013,629 from these transactions.

         The Company issued 630,000 shares of common stock pursuant to consummation of employment agreements with two of its executives. The fair value of the shares issued, $1,260,000, is being amortized over the terms (450,000 shares at two (2) years and 180,000 shares at five (5) years, respectively) of the executives' contracts. There is also a keepwell agreement contained in the employment agreement of one of the executives pursuant to which, based on the fair value of the Company's common stock as of June 30, 2000 ($0.75 per share), up to approximately 300,000 additional shares of common stock could be issuable to such executive at the one (1) year anniversary of the date on which the common stock of the Company is registered under the U.S. securities laws.

         Pursuant to an amendment to his employment agreement, dated as of December 31, 2000 and effective as of June 30, 2000, the Chairman and Chief Executive Officer ("CEO") of the Company waived all accrued, but unpaid, compensation, including bonuses earned, due as of June 30, 2000, in exchange for options to purchase 1,000,000 shares of the Company's common stock at an exercise price equal to $2.20 per share. In addition, the CEO agreed, commencing July 1, 2000, to waive further cash compensation until the Board of Directors determines that sufficient working capital is available to the Company to satisfy its obligations in the ordinary course of business.

         Pursuant to an amendment to his employment agreement, dated December 31, 2000, effective as of June 30, 2000, the President and Chief Financial Officer ("CFO") waived all accrued, but unpaid, compensation, including bonuses earned, due as of June 30, 2000, all options granted, and agreed, commencing July 1, 2000, to waive further cash compensation until the Board of Directors determines that sufficient working capital is available to the Company to satisfy its obligations in the ordinary course of business. The Company accounted for the compensation waived by the CEO and CFO through June 30, 2000 as contributions to capital in the amount of $2,138,715.

NOTE 14 -  NOTE PAYABLE TO FORMER COMPANY OFFICER

         An officer of the Company loaned the company $125,000 on February 2, 2000 in exchange for a note, payable at an unspecified date in the future. The note bears interest at 10.5% per annum. The officer left the employ of the Company on March 31, 2000. Payments of $109,000 were made on the note, leaving a balance of $16,000 owed as of June 30, 2000. The note payable was repaid in its entirety in July, 2000.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 15 - SIGNIFICANT CUSTOMERS

         The Company recorded revenue of $160,000 (14.7%) and $117,667 (10.8%) during the fiscal year ended June 30, 2000 from two customers. Accounts receivable from these customers at June 30, 2000 aggregated $110,174 and $129,111, respectively.

NOTE 16 -  SUBSEQUENT EVENTS

         On July 12, 2000, the Company received $195,000 in net proceeds from the issuance to an individual investor of 400,000 shares of the Company's common stock pursuant to a private transaction. Under the terms of the transaction, the investor is entitled, at its sole option, to demand redemption from the Company, in the form of a cash payment of $0.75 per share of the common stock that is demanded to be redeemed, in the event that the Company should default (which default is continuing for more than thirty (30) days) on any of its obligations under any of the transaction documents. The Company is currently in default of its covenant to register the common stock issued to such investor. As of the date of this report, the individual investor has not exercised its right to demand redemption by the Company of the shares.

         On July 21, 2000 the Company purchased a training and development company in the United Kingdom by the issuance of 1,363,633 shares of its common stock. The purchase price of the acquisition was U.S. $3 million. The acquisition was a stock-for-stock transaction accounted for using the purchase method of accounting. In February, 2001, the Company made a decision in principle to sell the assets of the United Kingdom subsidiary in order to maximize cash flows and reduce expenses. Since the Company's control over this entity was only temporary, no pro forma information has been presented.

         On August 14, 2000, the Company issued to an individual investor pursuant to a private transaction 500,000 shares of the Company's common stock, subject to a keepwell arrangement, and a warrant to purchase up to 100,000 shares of the Company's common stock, exercisable at a price of $1.50 per share. The consideration paid by such individual investor was based on a price per share of $0.50 and made in the form of cash of $100,000 and a promissory note in the principal amount of $150,000, payable in equal monthly installments over three (3) months. The Company had the option to repurchase the shares and to reduce the number of shares issuable upon exercise of the warrant in the event that the investor failed timely to pay in full the Note. No such option was exercised and the Note was paid in full.

         During August 2000 and September 2000 following the commencement of trading of its common stock on the OTC Bulletin Board, the Company issued to individual investors an aggregate of 345,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $0.50, for a total offering amount of $172,500.

         On September 1, 2000, the Company issued to an individual investor pursuant to a private transaction 750,000 shares of the Company's common stock and warrants to purchase up to 500,000 shares of the Company's common stock. The consideration paid by such individual investor, in the aggregate amount of $250,000, in cash.

         During September and October 2000, the Company issued to individual investors an aggregate of 215,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $0.50, for a total offering amount of $107,500.

         In October 1, 2000, the Company issued an aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GLOBAL SOURCES LIMITED

Dated: March  27, 2001
                                                  By:  /s/ John D. Mazzuto
                                                      ------------------------
                                                      John D. Mazzuto, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                    Capacity                                    Date
---------                                    --------                                    ----

/s/ John D. Mazzuto                          President, Asst. Secretary, Chief           March 27, 2001
---------------------------                  Financial Officer and Director
John D. Mazzuto

/s/ James J. Strupp                          Chairman, Chief Executive Officer and       March 27, 2001
---------------------------                  Director
James J. Strupp

/s/ Robert J. Casper                         Director                                    March 27, 2001
---------------------------
Robert J. Casper



EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

2.1                 Agreement and Plan of Merger dated July 21, 1999 by and among First  Sunrise,
                    Inc. and Platinum  Executive  Search  (Incorporated by reference to Exhibit 2 to Post-Effective  Amendment No. 1 to Registrant's Registration Statement on
                    Form SB-2, File No. 333-41389)
2.2 (*)             Plan  and   Agreement  of  Merger   dated  March  13,  1999  between   Strupp
                    Investments, Inc. and GS Management.
2.3 (*)             Stock  Purchase  Agreement  dated  November  15, 1999 between Neil Ralley and
                    Registrant.
2.4 (*)             Stock  Purchase  Agreement  dated August 1999 between  Kimberly Adams Colgate and Platinum Executive Search, Inc.
2.5 (*)             Stock Purchase Agreement dated December 31, 1999 between Gary Pearl,  Deborah
                    Eininger and Platinum Executive Search, Inc. (predecessor to Registrant).
2.6                 Stock  Purchase  Agreement  dated  February 1, 2000  between Peter Maher,
                    Raymond Schwartz and Registrant  (Incorporated by reference to Exhibit 2.1 to Registrant's  Report on Form 8-K for the event dated February 1, 2000)
2.7                 Acquisition  Agreement dated July 21, 2000 among Phillips & Chambers Ltd. and
                    Registrant  (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K for the event dated July 31, 2000)
2.8 (*)             Letter  Agreement dated as November 16, 2000 among Registrant and each of JEM
                    Acquisition Corp., JEM Technology, Inc. and John Schibelli.
2.9                 Letter Agreement dated March 23, 2000 among Registrant and each of Peter Maher and Raymond Schwartz (incorporated by reference to Exhibit 2.2 to Registrant's Report on Form 8-K for the event dated February 1, 2000)
3.1(a)              Certificate  of  Incorporation  of  First  Sunrise,  Inc.   (Incorporated  by
                    reference  to Exhibit 3.1 to Registrant's  Registration  Statement  on Form
                    SB-2, No. 333-41389)
3.1(b)              Certificate   of   Incorporation   of   Platinum   Executive   Search,   Inc.
                    (Incorporated by reference to Exhibit 3(i) to Post-Effective  Amendment No. 1 to Registrant's Registration Statement on Form SB-2, File No. 333-41389)
3.1(c)              Certificate of Merger of Platinum Executive Search,  Inc. with First Sunrise,
                    Inc.
3.1(d) (*)          Certificate of Amendment of Certificate of Incorporation of Registrant
3.2(a)              By-Laws of First Sunrise, Inc.
3.2(b)              By-Laws of Platinum  Executive  Search,  Inc.  (Incorporated  by reference to
                    Exhibit 2 to Post-Effective  Amendment No. 3(i) to Registrant's Registration
                    Statement on Form SB-2, File No. 333-41389)
4.1                 Specimen  Certificate of Common Stock.  (Incorporated by reference to Exhibit
                    4.1  to  Registrant's     Registration  Statement  on  Form  SB-2,  File  No.
                    333-41389)
4.2                 Form of Escrow  Agreement.  (Incorporated  by reference to Exhibit 4.6 to
                    Registrant's Registration Statement on Form SB-2, No. 333-41389)


Exhibit
Number              Description
------              -----------

10.1 (*)            Employment  Agreement  dated March 1, 1999  between John Mazzuto and Platinum
                    Executive Search Inc. (predecessor to Registrant).
10.2 (*)            Employment  Agreement  dated March 1, 1999 between  James Strupp and Platinum
                    Executive Search Inc. (predecessor to Registrant).
10.3 (*)            Amendment dated as of December 31, 2000 to Mazzuto Employment Agreement
10.4 (*)            Amendment dated as of December 31, 2000 to Strupp Employment Agreement
10.5                Employment  Agreement  dated February 1, 2000 between  Registrant and Raymond
                    Schwartz.  (Incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K for the event dated February 1, 2000)
10.6                Employment  Agreement  dated  February 1, 2000 between  Registrant  and Peter
                    Maher.  (Incorporated by reference to Exhibit 10.2 to Registrant's Report on
                    Form 8-K for the event dated February 1, 2000)
10.7 (*)            Employment Agreement dated August 25, 1999 between Platinum and Frank Fava.
10.8 (*)            Employment  Agreement  dated  November 15, 1999 between  Registrant  and Neil
                    Ralley.
10.9 (*)            Employment  Agreement  dated March 10, 2000  between U.S.  Lawyers,  Inc. and
                    Timothy Ramsey.
10.10 (*)           Employment  Agreement  dated  August  26,  1999  between  Platinum  Executive
                    Search, Inc. (predecessor to Registrant) and Kimberly Adams Colgate.
10.11               Service Agreement dated July 21, 2000 with Angela Phillips.  (Incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K for the event dated July 31, 2000)
10.12               Service  Agreement dated July 21, 2000 with Scott Chambers  (Incorporated  by reference to Exhibit 10.2 to Registrant's Report on Form 8-K for the event dated July 31, 2000)
10.13               Service  Agreement dated July 31, 2000 with Shawn O'Rourke.  (Incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 8-K for the event dated July 31, 2000)
10.14 (*)           Lease  Agreement  dated March 22, 1999 between  Strupp  Investments,  LLC and
                    Boulevard Plaza Associates, LP.
10.15 (*)           Stock Purchase Agreement, dated July 12, 2000 between Ira Terk and Registrant
10.16 (*)           Registration Rights Agreement dated July 12, 2000 with Ira Terk
10.17 (*)           Guaranty by James Strupp and John Mazzuto, dated July 12, 2000
10.18 (*)           Stock  Purchase  Agreement,  dated  August 15, 2000,  between  Peter Lusk and
                    Registrant.
10.19 (*)           Warrant Agreement dated August 15, 2000 with Peter Lusk
10.20 (*)           Promissory Note dated August 15, 2000 from Peter Lusk
10.21 (*)           Form of Warrant Agreement used in private security offerings
10.22 (*)           Employment Agreement dated January 3, 2000 between Frank Palma and Registrant
10.23 (*)           Amendment dated July 15, 2000 to Palma Employment Agreement


Exhibit
Number              Description
------              -----------

10.24 (*)           Termination Letter dated as of April 1, 2000 to Colgate Employment Agreement
10.25 (*)           Lease  Agreement  dated  July 1, 1992  between  Peter T.  Maher  and  Raymond
                    Schwartz, and 7 Becker Farm Associates

10.26 (*)           Rider to Lease  between  Peter T. Maher and  Raymond  Schwartz,  and 7 Becker
                    Farm Associates, dated July 1, 1992
10.27 (*)           Assignment  and  Assumption  Agreement  dated June 12, 1992 between  Peter T.
                    Maher and Raymond Schwartz, and M&S Corporate Holdings, Inc.
10.28 (*)           Guaranty  Agreement  dated June 12, 1992 between  Peter T. Maher and 7 Becker
                    Farm Associates
10.29 (*)           Guaranty  Agreement dated June 12, 1992 between Raymond Schwartz and 7 Becker
                    Farm Associates
10.30 (*)           June 1994 Amendment to Lease between M&S Corporate Holdings, Inc. and 7 Becker
                    Farm Associates
10.31 (*)           Lease  Agreement  dated  December  15,  1998  between  Gary  Goldberg,  d/b/a
                    Montebello Park and Seak International, Inc.
10.32 (*)           Promissory Note, dated February 15, 2000, to The Chase Manhattan Bank
10.33 (*)           Promissory Note, dated July 16, 1999, to Fleet Bank
10.34 (*)           1999 Stock Option Plan
21 (*)              Subsidiaries of Registrant
27.1 (*)            Financial Data Schedule
----------------------

*        Filed herewith