Form 10-Q
period 2000-09-30
GLOBAL SOURCES LTD
filed 2001-04-27
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

Commission file number 333-41389


                             GLOBAL SOURCES LIMITED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                   13-4020643
       --------------------------------                 ---------------
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                      1055 Parsippany Boulevard, Suite 106,
                         Parsippany, New Jersey 07054 .
                     --------------------------------------
                    (Address of principal executive offices)

                                 (973) 316-0399
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                        --------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   ------   -------

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,966,999 shares outstanding as of April 26, 2001.

         Transitional Small Business Disclosure Format:

Yes       No   X
   ------   -------

                             GLOBAL SOURCES LIMITED

                                      INDEX


      PART I.      FINANCIAL INFORMATION

      Item 1.      Consolidated Financial Statements

                  Consolidated   Balance   Sheets  as  of  September   30,  2000
                  (unaudited) and September 30, 1999

                  Consolidated Statements of Income (unaudited) for the three months ending September 30, 2000 and September 30, 1999

                  Consolidated Statement of Cash Flows (unaudited) for the three months ended September 30, 2000 and September 30, 1999

                  Notes to Consolidated Financial Statements

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings

      Item 2.     Changes in Securities and Use of Proceeds

      Item 4.     Submission of Matters to A Vote of Security Holders

      Item 6.     Exhibits and Reports of Form 8-K

SIGNATURE

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBAL SOURCES LIMITED

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                    September 30,  September 30,
                                                                        2000          1999
                                                                     -----------   -----------
                                                                     (unaudited)   (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $  178,050   $   12,685

Accounts receivable, trade, net of allowance for doubtful accounts      179,069         --
 of $0 at September 30, 2000

Advances to Company officers                                            130,608         --

Prepaid expenses and other current assets                                30,293         --
                                                                     ----------   ----------

             TOTAL CURRENT ASSETS                                       284,298       12,685
                                                                     ----------   ----------

Property and equipment, net                                              12,094         --

Intangibles, net of accumulated amortization of $325,000
     at September 30, 2000                                            2,318,816         --
                                                                     ----------   ----------

             TOTAL                                                   $2,615,208   $   12,685
                                                                     ==========   ==========



   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                             GLOBAL SOURCES LIMITED

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                              September 30,  September 30,
                                                                                 2000           1999
                                                                              -----------    -----------
                                                                              (unaudited)    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                        $ 1,098,685    $   200,900

Other liabilities                                                                 16,200

Deferred revenue                                                                 165,162

Loans payable                                                                    375,000        200,000
                                                                             -----------    -----------

             TOTAL CURRENT LIABILITIES                                         1,655,047        400,900
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2000

Common stock, $.01 par value; 10,000,000 shares authorized,                         --           55,554
     5,555,475 shares issued and outstanding at September 30, 2000

Common stock, $.001 par value, 50,000,000 shares authorized,
     10,966,999 shares issued and outstanding at September 30, 2000                9,643

Additional paid in capital                                                     7,537,634         17,500

Less: prepaid employee compensation                                             (832,000)

Accumulated deficit                                                           (5,755,116)      (461,270)

Less:  Subscribed stock                                                             --
                                                                             -----------    -----------

             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                960,161       (388,215)
                                                                             -----------    -----------

             Total                                                             2,615,208    $    12,685
                                                                             ===========    ===========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------



                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                   THREE MONTHS    THREE MONTHS
                                                                                       ENDING         ENDING
                                                                                     September      September
                                                                                     30, 2000        30, 1999
                                                                                   ------------    ------------

REVENUE                                                                            $    301,691    $          0
                                                                                   ------------    ------------
OPERATING EXPENSES:

             Payroll expenses                                                           105,084         190,054

                      General and administrative expenses                               137,867         123,287
                                                                                   ------------    ------------

                        Total operating expenses                                        242,951         313,341
                                                                                   ------------    ------------

                        Operating income (loss)                                          58,740        (313,341)
                                                                                   ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                               --              --

             Interest expense                                                            10,184           4,678
                                                                                   ------------    ------------

                        Net non-operating income (loss)                                 (10,184)         (4,678)
                                                                                   ------------    ------------


                        Net income (loss) before income tax provision                    48,556        (318,108)
                                                                                   ------------    ------------

PROVISION FOR INCOME TAXES                                                                 --              --
                                                                                   ------------    ------------

                        Net income (loss)                                                48,556        (318,019)
                                                                                   ============    ============

Basic income (loss) per common share -
                                                                                   $        .01    ($      0.06)
                                                                                   ============    ============

Basic weighted average common shares outstanding                                      9,872.688       4,899,760
                                                                                   ============    ============

Diluted  income (loss) per common share -                                          $        .01    ($      0.06)
                                                                                   ============    ============

Diluted weighted average common shares outstanding                                   10,784,546       5,062,260
                                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                             GLOBAL SOURCES LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                            THREE
                                                                            MONTHS
                                                                            ENDING
                                                                          SEPTEMBER 30,
                                                                             2000
                                                                       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                        48,856

  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                         71,000
     Stock-based compensation
     Stock issued for acquisitions and related recapitalization           287,511
     Changes in assets and liabilities:
       Trade and other receivables                                        206,893
       Prepaid expenses and other assets                                 (134,203)
       Accounts payable and accrued expenses                             (912,718)
       Deferred revenue                                                  (145,000)
                                                                        ---------
               Net cash (used) by operating activities                   (577,661)
                                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                        --
  Capital contributed by Company officers                                 100,000

                        Net cash provided by investing activities         100,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock sold to investors                                                 607,500
  Repayment of debt
                                                                           16,000
               Net cash provided by financing activities                  591,500
                                                                        ---------

NET INCREASES IN CASH AND CASH EQUIVALENTS                                113,839

CASH AND CASH EQUIVALENTS:                                                 64,211
  Beginning of period
                                                                        ---------
  End of period                                                           178,050
                                                                        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid                                         $    --
                                                                        =========
              Interest paid                                             $    --
                                                                        =========


   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Global Sources Limited and its wholly-owned subsidiaries (the "Company") provide strategic staffing solutions in addition to marketing, training and development programs, seminars, and employee benefits.

         The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platinum Executive Services, Inc. was treated as the acquirer and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited.

         The Company has offices in New York, New Jersey, and the United
Kingdom.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Global Sources Limited and its subsidiaries after elimination of inter-company transactions.

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

--------------------------------------------------------------------------------

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3 - DEBT

         The Company presently has two loans outstanding from financial institutions totaling $375,000 plus accrued interest.

NOTE 4 - 401(K) PLAN

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

NOTE 5 - STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of September 30, 2000, there were 1,685,000 options outstanding.

--------------------------------------------------------------------------------

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

         The Company at present provides strategic staffing solutions to enterprises in addition to providing marketing, training and development programs, seminars, and employee benefits. The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platinum Executive Services, Inc. was treated as the acquirer and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited.

         In July, 2000, the Company acquired a company in the United Kingdom. During the third fiscal quarter 2001, management decided to focus on and growing its business holdings in the United States markets and, as a result, the operating assets of the company in the United Kingdom are being liquidated.

RESULTS OF OPERATIONS

         The Company showed a significant improvement in the results of operations in the three months ending September 30, 2000. As a result of its cost cutting efforts and the disposition of operations that were not contributing to gross profits, the Company showed improvements in both operations and cash flow. The improvement in operations was attributable to reduced costs , including payroll and professional and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by loans and the sale of the company's capital stock. The Company sold approximately $675,000 of common stock in the private placement market for the three months ending September 30, 2000. The Company intends to secure additional capital through private placement of its securities and other financings to fund itself and its acquisition program. There is no assurance that such funds will be available on terms or in quantity acceptable to the Company.


--------------------------------------------------------------------------------
                                                                          Page 9

         The Company plans to purchase additional companies that have a strategic fit with the Company's goal of becoming a premier provider of optimal solutions in the human resources fields. Acquisitions will be made primarily through the issuance of common and preferred stock. It is intended that future acquisitions will not be with development stage or start-up companies in order to maximize cash flows to the Company.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is a defendant in various lawsuits, as detailed as of March 30, 2001 in the Form 10-KSB for the year ended June 30, 2000 filed with the Securities and Exchange Commission.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

--------------------------------------------------------------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of securities holders during the three months ended September 30, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   None

         (b)      Reports on Form 8-K

                  (i) Report on Form 8-K/A filed September 15, 2000 concerning engaging Richard A. Eisner & Company, LLP as the Company's new auditors.

                  (ii) Report on Form 8-K filed August 7, 2000 concerning the acquisition of Phillips & Chambers Limited, a United Kingdom holding company for The McMillan Partnership Limited.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2001                GLOBAL SOURCES LIMITED

                                              /s/ John D. Mazzuto
                                      ------------------------------------------
                                     By:  John D. Mazzuto, President and Chief
                                          Financial Officer

--------------------------------------------------------------------------------