Form 10-Q
period 2000-12-31
GLOBAL SOURCES LTD
filed 2001-04-27
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 333-41389

                             GLOBAL SOURCES LIMITED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  13-402064
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                      1055 Parsippany Boulevard, Suite 106,
                          Parsippany, New Jersey 07054
                    ----------------------------------------
                    (Address of principal executive offices)


                                (973) 316-0399
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                    ----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

Yes ____  No __X

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,966,999 shares outstanding as of April 26, 2001.

         Transitional Small Business Disclosure Format:

Yes ____  No __X  .

                             GLOBAL SOURCES LIMITED

                                      INDEX





     PART I.      FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                  Consolidated   Balance   Sheets  as  of   December   31,  2000
                  (unaudited) and December 31, 1999

                  Consolidated Statements of Income (unaudited) for the six months ending December 31, 2000 and December 31, 1999

                  Consolidated Statements of Income (unaudited) for the three months ended December 31, 2000 and December 31, 1999

                  Consolidated Statement of Cash Flows (unaudited) for the six months ended December 31, 2000

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

     Item 4.      Submission of Matters to A Vote of Security Holders

     Item 6.      Exhibits and Reports of Form 8-K


SIGNATURE

--------------------------------------------------------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31, December 31,
                                                                          2000         1999
                                                                     ------------  -----------
                                                                      (unaudited)  (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $   40,975   $   71,805

Accounts receivable, trade, net of allowance for doubtful accounts      109,568      201,926
 of $0 at December 31, 2000

Receivable from Company officers                                        106,842
                                                                                      55,303

Prepaid expenses and other current assets                                26,913       82,060
                                                                     ----------   ----------

             TOTAL CURRENT ASSETS                                       284,298      411,094
                                                                     ----------   ----------


Property and equipment, net                                              11,274       64,167

Intangibles, net of accumulated amortization of $347,000
     at December 31, 2000                                             2,306,745    2,476,449
                                                                     ----------   ----------

             TOTAL                                                    2,602,317   $2,951,710
                                                                     ==========   ==========

   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,          December 31,
                                                                           2000                    1999
                                                                      --------------           -----------
                                                                       (unaudited)             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                $   961,770               $   649,323

Other liabilities                                                         56,929                    63,900

Deferred revenue                                                         100,332

Loans payable                                                            375,000                  670,000
                                                                     -----------               -----------

             TOTAL CURRENT LIABILITIES                                 1,494,031                 1,383,223
                                                                     -----------               -----------

STOCKHOLDERS' EQUITY (DEFICIT):


Preferred stock, $.001 par value, 20,000,000 shares authorized,
     -0- shares issued and outstanding at December 31, 2000                 --                       1,778

Common stock, $.001 par value, 50,000,000 shares authorized,
     10,966,999 shares issued and outstanding at December 31, 2000        10,997                     6,925

Additional paid in capital                                             7,626,213                 6,079,157

Less: prepaid employee compensation                                     (832,000)                     --

Accumulated deficit                                                   (5,696,924)               (4,514,373)

Less:  Subscribed stock                                                     --                      (5,000)
                                                                     -----------               -----------

             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      1,108,286                 1,568,487
                                                                     -----------               -----------

             Total                                                     2,602,317               $ 2,951,710
                                                                     ===========               ===========

   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          SIX MONTHS    SIX MONTHS
                                                                             ENDED         ENDED
                                                                            December      December
                                                                            31, 2000      31, 1999
                                                                        ------------    ------------

REVENUE                                                                 $    686,222    $    202,636
                                                                        ------------    ------------
OPERATING EXPENSES:
             Payroll expenses                                                255,346       3,956,584

             General and administrative expenses                             301,542         586,907
                                                                        ------------    ------------

                        Total operating expenses                             556,888       4,543,491
                                                                        ------------    ------------

                        Operating income (loss)                              129,334      (4,340,855)
                                                                        ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                    --               718

             Interest expense                                                 22,586          30,986
                                                                        ------------    ------------

                        Net non-operating income (loss)                      (22,586)        (30,268)
                                                                        ------------    ------------


                        Net income (loss) before income tax provision        106,748      (4,901,954)
                                                                        ------------    ------------

PROVISION FOR INCOME TAXES                                                      --              --
                                                                        ------------    ------------

                        Net income (loss)                                    106,748      (4,371,123)


                                                                        ============    ============

Basic income (loss) per common share -
                                                                        $        .01    ($       .70)
                                                                        ============    ============

Basic weighted average common shares outstanding                           9,872.688       6,284,556
                                                                        ============    ============

Diluted  income (loss) per common share -                               $        .01    ($       .61)
                                                                        ============    ============

Diluted weighted average common shares outstanding                        10,784,546       7,142,646
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         THREE MONTHS    THREE MONTHS
                                                                            ENDING          ENDING
                                                                           December       December
                                                                           31, 2000       31, 1999
                                                                        ------------    ------------
REVENUE                                                                 $    384,531    $    202,636
                                                                        ------------    ------------
OPERATING EXPENSES:

             Payroll expenses                                                150,262       3,766,530

             General and administrative expenses                             163,675         463,620
                                                                        ------------    ------------

                        Total operating expenses                             313,937       4,230,450
                                                                        ------------    ------------

                        Operating income (loss)                               70,594      (4,027,814)
                                                                        ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                    --               718

             Interest expense                                                 12,402         (30,986)
                                                                        ------------    ------------

                        Net non-operating income (loss)                       12,402         (30,286)
                                                                        ------------    ------------

                        Net income (loss) before income tax provision         58,192      (4,058,100)
                                                                        ------------    ------------

PROVISION FOR INCOME TAXES                                                      --              --
                                                                        ------------    ------------

                        Net income (loss)                                     58,192      (4,058,100)

                                                                        ============    ============

Basic income (loss) per common share -
                                                                        $        .01    ($       .68)
                                                                        ============    ============

Basic weighted average common shares outstanding                           9,872.688       5,928,194
                                                                        ============    ============

Diluted  income (loss) per common share -                               $        .01    ($       .62)
                                                                        ============    ============

Diluted weighted average common shares outstanding                        10,784,546       6,576,893
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                             GLOBAL SOURCES LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                      SIX
                                                                                     MONTHS
                                                                                     ENDING
                                                                                   DECEMBER 31,
                                                                                      2000
                                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                           106,748
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                       1,639
     Stock-based compensation                                                          106,000
     Stock issued for acquisitions and related recapitalization                        173,808
     Changes in assets and liabilities:
       Trade and other receivables                                                    (343,440)
       Prepaid expenses and other assets                                                (8,257)
       Accounts payable and accrued expenses                                        (1,008,904)

       Deferred revenue                                                               (209,830)
                                                                                    ----------
               Net cash (used) by operating activities                              (1,182,236)
                                                                                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                     --
  Capital contributed by Company officers                                              200,000
                                                                                    ----------
               Net cash provided by investing activities                               200,000
                                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock sold to investors                                                              975,000
  Repayment of debt                                                                    (16,000)
                                                                                    ----------
               Net cash provided by financing activities                               959,000
                                                                                    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (23,236)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                   64,211
                                                                                    ----------

  End of period                                                                         40,975
                                                                                    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid                                                             $-
                                                                                    ==========
              Interest paid                                                                 $-
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

NOTE 5 - STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of December 31, 2000, there were 2,685,000 options outstanding.

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

RESULTS OF OPERATIONS

         The Company showed a significant improvement in the results of operations in the six months ending December 31, 2000. As a result of its cost cutting efforts and the disposition of operations that were not contributing to gross profits, the Company showed improvements in both operations and cash flow. The improvement in operations was attributable to reduced costs , including payroll and professional and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by loans and the sale of the company's capital stock. The Company sold approximately $975,000 of common stock in the private placement market for the six months ending December 31, 2000. The Company intends to secure additional capital through private placement of its securities and other financings to fund itself and its acquisition program. There is no assurance that such funds will be available on terms or in quantity acceptable to the Company.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In October 1, 2000, the Company issued an aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an outside advisor for services performed by each. The issuance of such shares was also based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) or, in the case of one employee, in reliance upon an Investor Representative. These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D promulgated by the Securities and Exchange Commission under Section 4(2) of the Act.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of securities holders during the three months ended December 31, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                           None

         (b)  Reports on Form 8-K

         No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.


--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2001                   GLOBAL SOURCES LIMITED

                                        /s/ John D. Mazzuto
                                        ----------------------------------------
                                        By: John D. Mazzuto, President and Chief
                                            Financial Officer

--------------------------------------------------------------------------------