Form 10-Q/A
period 2000-09-30
GLOBAL SOURCES LTD
filed 2001-05-09
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                AMENDMENT NO. 1
                                       OF
                                   FORM 10-QSB

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

RESULTS OF OPERATIONS

GENERAL

         This financial review should be read in conjunction with the accompanying consolidated financial statements and contains management's discussion and analysis of the Company's results of operations and liquidity. The financial statements of the Company have been prepared by management without a review, pursuant to Statement on Auditing Standards No. 71, being done by the Company's Independent Accountants.

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

RESULTS OF OPERATIONS

         The Company showed a significant improvement in the results of operations in the three months ending September 30, 2000. As a result of its cost cutting efforts and the disposition of operations that were not contributing to gross profits, the Company showed improvements in both operations and cash flow. The improvement in operations was attributable to reduced costs, including payroll and professional and administrative expenses.

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

Date:  May 9, 2001                   GLOBAL SOURCES LIMITED

                                              /s/ John D. Mazzuto
                                      ------------------------------------------
                                     By:  John D. Mazzuto, President and Chief
                                          Financial Officer

--------------------------------------------------------------------------------