Form 10QSB
period 2001-03-31
GLOBAL SOURCES LTD
filed 2001-05-30
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

      Commission file number 333-41389

                             GLOBAL SOURCES LIMITED
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                       13-4020643
   ------------------------------                       -------------------
  (State of other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                      1055 Parsippany Boulevard, Suite 106,
                          Parsippany, New Jersey 07054
                      -------------------------------------
                    (Address of principal executive offices)

                                (973) 316-0399
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

Yes X No __

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,966,999 shares outstanding as of May 18, 2001.

      Transitional Small Business Disclosure Format:

Yes __ No  X

                             GLOBAL SOURCES LIMITED

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Condensed Consolidated Balance Sheet as of
                March 31, 2001 (unaudited)                               3-4

              Condensed Consolidated Statements of Operations
                (unaudited) for the nine months ending
                March 31, 2001 and March 31, 2000                          5

              Condensed Consolidated Statements of Operations
                (unaudited) for the three months ended
                March 31, 2001 and March 31, 2000                          6

              Condensed Consolidated Statement of Cash Flows
                (unaudited) for the nine months ended
                March 31, 2001 and March 31, 2000                          7

              Notes to Condensed Consolidated Financial Statements      8-14

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14-15


PART II.      OTHER INFORMATION

Item 1.       Litigation Proceedings                                      16

Item 2.       Changes in Securities and Use of Proceeds                   16

Item 4.       Submission of Matters to A Vote of Security Holders         16

Item 6.       Exhibits and Reports of Form 8-K                            16

SIGNATURES                                                                16

Item 1.

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2001
                                   (Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                           $  110,064

Accounts receivable, trade, net of allowance for
    doubtful accounts of $0 at March 31, 2001                          219,113
                                                                    ----------
                  TOTAL CURRENT ASSETS                                 329,177
                                                                    ----------

Property and equipment, net                                             10,976

Intangibles, net of accumulated amortization
    of $388,838 at March 31, 2001                                    1,696,257
                                                                    ----------

                  TOTAL                                             $2,036,410
                                                                    ==========

         The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2001
                                   (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                $  957,465

Deferred revenue                                                         99,999

Loans payable                                                           375,000

Advances from Company officers                                          225,000
                                                                    -----------

                  TOTAL CURRENT LIABILITIES                           1,657,464
                                                                    -----------

REDEEMABLE COMMON STOCK, 400,000 shares at liquidation value            300,000

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2001

Common stock, $.001 par value, 50,000,000 shares authorized,
    10,521,521 shares issued and outstanding at March 31, 2001           10,522

Additional paid in capital                                            8,257,482

Less:  prepaid employee compensation                                   (777,000)

Accumulated deficit                                                  (7,412,058)

Less:  Subscribed stock
                                                                    -----------

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   78,946
                                                                    -----------

                  Total                                               2,036,410
                                                                    ===========

         The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    NINE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                  MARCH 31, 2001  MARCH 31, 2000
                                                  --------------  --------------

REVENUE                                            $   952,741      $   904,536
                                                   -----------      -----------
OPERATING EXPENSES:

    Payroll expenses                                   359,330        6,005,961

    General and administrative expenses                579,196        1,509,911

    Depreciation, amortization and
    impairment of goodwill                           1,283,838          112,511

    Provision - Disposition of Investment              200,000               --
                                                   -----------      -----------

       Total operating expenses                      2,422,364        7,628,383
                                                   -----------      -----------

       Operating loss                               (1,469,623)      (6,723,847)
                                                   -----------      -----------
NON-OPERATING INCOME (EXPENSE):

    Interest income                                         --              204

    Financing expense                                 (105,000)              --

    Interest expense                                   (35,086)         (28,761)
                                                   -----------      -----------

                  Net non-operating loss              (140,086)         (28,557)
                                                   -----------      -----------

                  Net loss                          (1,609,709)      (6,752,404)
                                                   ===========      ===========

Basic and diluted net loss per share -                  ($0.16)          ($0.97)
                                                   ===========      ===========
Diluted weighted average common shares
outstanding                                          9,971,673        6,935,285
                                                   ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDING         ENDING
                                                  MARCH 31, 2001  MARCH 31, 2000

REVENUE                                          $    266,519     $    579,796

OPERATING EXPENSES:
    Payroll expenses                                  103,984        1,757,626

    General and administrative expenses                144,00          616,720

    Depreciation, amortization and

    Impairment of goodwill                            146,496           36,593

    Provision for Disposition of
    Investment                                        200,000               --
                                                 ------------     ------------

                  Total operating expenses           (594,483)       2,410,939
                                                 ------------     ------------
                  Operating loss                     (327,964)      (1,831,143)
NON-OPERATING EXPENSE:
    Interest expense                                  (12,500)          (9,650)

                  Net non-operating loss              (12,500)          (9,650)
                                                 ------------     ------------

                  Net loss                           (340,464)      (1,840,793)
                                                 ============     ============
Basic and diluted net loss per share                    ($.03)           ($.18)

Diluted weighted average common shares
outstanding                                        10,521,521       10,044,419

         The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                           NINE MONTHS      NINE MONTHS
                                                             ENDING           ENDING
                                                         MARCH 31, 2001    MARCH 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $(1,609,709)     $(6,705,607)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Amortization of Goodwill                              439,487          112,511
        Amortization of prepaid employee compensation         279,000        2,016,200
        Financing costs                                       105,000               --
        Stock issued for acquisitions and related            (227,750)
        recapitalization
        Impairment of Goodwill                                645,000               --
        Changes in assets and liabilities:
           Trade and other receivables                        166,049         (564,187)
           Prepaid expenses and other assets                   35,170         (185,061)
           Accounts payable and accrued expenses           (1,070,138)       2,209,591
           Deferred revenue                                  (210,163)
                                                          -----------      -----------

                  Net cash used by operating activities    (1,220,304)      (3,344,303)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Purchases) dispositions of property and equipment          1,937          (61,597)
    Capital contributed by Company Officers                                  2,283,868
                                                          -----------      -----------
                  Net cash provided by investing
                  activities                                    1,937        2,222,271
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Stock sold to investors                                        --          577,651
    Repayment of a note payable to former company             (16,000)              --
    officer
    Repayments - Officers                                     174,668               --
    Advances from Company Officers                            225,000               --
    Common Stock Sold to Investors                            681,677               --
    Redeemable Common Stock                                   195,000               --
    Subscribed Stock                                            3,875               --
    Repayment of debt                                              --          (50,000)
                                                          -----------      -----------
                  Net cash provided by financing
                  activities                                1,264,220          527,651
                                                          ===========      ===========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           45,853         (594,381)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                        64,211          500,445
                                                          -----------      -----------
    End of period                                         $   110,064      $   (93,936)
                                                          ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
                  Income taxes paid                                --               --
                                                          -----------      -----------
                  Interest paid                           $    12,500      $    26,400
                                                          ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consolidated Condensed Interim Financial Statements

      The condensed consolidated unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed financial statements herein. The results of operations for the quarter and the nine months ending March 31, 2001 are not necessarily indicative of the results for the fiscal year ending June 30, 2001. The sale of the Company's services is subject to general economic conditions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements have been prepared by management without a review, pursuant to Statement on Auditing Standards No. 71, being done by Company's Independent Accountants.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      Global Sources Limited and its wholly-owned subsidiaries (the "Company") provide strategic staffing solutions in addition to marketing, training and development programs, seminars, and employee benefits.

      The Company was formerly known as First Sunrise, Inc., a company organized under the State of Delaware on April 28, 1997. First Sunrise, Inc. was organized as a vehicle to acquire or merge with a business or company. On December 9, 1999, First Sunrise, Inc. merged with Platinum Executive Services, Inc. For accounting purposes, Platinum Executive Services, Inc. was treated as the acquirer and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited. The Company has offices in New York and New Jersey.

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,609,709 during the nine months ended March 31, 2001. As of March 31, 2001 the current liabilities exceeded its current assets by $1,328,287. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts, as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue.

      Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through June 30, 2001and beyond. The Company has sold 2,210,000 shares of common stock for aggregate gross proceeds of approximately $975,000 during the period ended March 31, 2001and is attempting to secure additional capital through the private placement of securities. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.

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

GOODWILL

      Goodwill is amortized utilizing the straight-line method over a period of 3 to 5 years. The Company evaluates the carrying value and periods of amortization of goodwill to determine whether revised estimates of carrying value or useful lives are warranted. As described in Note 3, the Company recorded a charge of $845,000 for the impairment of goodwill and other intangibles.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected in discounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between fair value and carrying value of the asset or group of assets.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      During the period ended March 31, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

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

NOTE 3 - ACQUISITION AND DEPOSITION OF BUSINESS

      On July 21, 2000, the Company acquired all of the outstanding shares of Phillips and Chambers, Ltd. In exchange for 1,363,633 shares of the Company's common stock. The value of the acquisition is being recorded at $645,000 ($.40 per common share), which represents the fair value of the shares at the date of issuance. The Company incurred an additional $200,000 in costs related to this acquisition. In October, 2000, the Company became aware of the fact that Phillips and Chambers, Ltd. incurred significant losses since the date of the acquisition. In addition, the Company determined that their investment in Phillips and Chambers would not generate any future cash flows and, therefore, recorded an impairment loss of $845,000.

      In February, 2001, the Company decided to dispose of this investment and has recorded an additional $200,000 of expenses related to such disposition. The Company did not consolidate, or include, the operations of this entity since control was temporary and the Company did not integrate the operations of Phillips and Chambers into its operations.

NOTE 4 - DEBT

      The Company issued a note payable to a bank in the original principal amount of $250,000 on February 15, 2000. Repayment on the note is guaranteed personally by two officers of the Company. In February, 2001, the bank obtained judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001; and (ii) for eleven consecutive months beginning April, 2001, payment of $8,152 per month with a balloon payment becoming due in March 2002 for the remaining outstanding balance. The total amount to be paid to the lender under the restructuring agreement is $195,642 plus interest at 9%.

      On July 16, 1999, the Company issued a note payable with a different bank in the original principal amount of $200,000. Payment on the note is guaranteed personally by two officers of the Company. In March 2001, the Company and the bank reached an agreement in principle to restructure the debt payment pursuant to which the Company agreed to pay to bank: (i) $12,914 on April 15,2001; (ii) $12,914 on May 15, 2001; and (iii) for eleven consecutive months beginning June 1, 2001, $8,333 per month plus interest at the prime rate, with a balloon payment becoming due May 1, 2002 for the remaining outstanding balance.

      As of May 22, 2001 the Company has not made any payments under these two agreements. The company and the banks have informally agreed to defer the payment terms of these agreements until June 22, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

      The Company's two principal officers agreed to waive $577,500 of salaries payable to them for the year ended June 30, 2001.

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

NOTE 7 - REDEEMABLE COMMON STOCK

      On July 12, 2000, the Company received $195,000 in net proceeds from the issuance to an individual investor of 400,000 shares of the Company's common stock pursuant to a private transaction. Under the terms of the transaction, the investor is entitled, at its sole option, to demand redemption from the Company, in the form of a cash payment of $0.75 per share of the common stock that is demanded to be redeemed, in the event that the Company should default (which default is continuing for more than thirty (30) days) on any of its obligations under any of the transaction documents. The Company is currently in default of its covenant to register the common stock issued to such investor. As of the date of this report, the individual has not exercised its right to demand redemption by the Company of the shares. The Company has recorded such common stock at its liquidation value of $ .75 per share, and classified such common stock as temporary equity, since the investor can demand redemption at any time. The Company recorded the difference between the selling price of the common stock and its redemption price of $105,000 as a financing expense. Payment of any amount owed pursuant to a demand redemption is guaranteed by the Company's two principal officers.

NOTE 8 - STOCKHOLDERS' EQUITY

      On August 14, 2000, the Company issued to an individual investor pursuant to a private transaction 500,000 shares of the Company's common stock, subject to a keepwell arrangement at $.75 per common share, and a warrant to purchase up to 100,000 shares of the company's common stock, exercisable at a price of $1.50 per share. The consideration paid by such individual investor was based on a price per share of $.50 and made in the form of cash of $100,000 and a promissory note in the principle amount of $150,000, payable in equal monthly installments over three (3) months. The Company had the option to repurchase the shares and to reduce the number of shares issuable upon exercise of the warrant in the event that investor failed timely to pay in full the Note. No such option was exercised and the Note was paid in full. Based on the fair value of the common stock at March 31, 2001 ($0.875 per share) no additional shares are issuable to this investor.

      During August 2000 and September 2000 following the commencement of trading of its common stock on the OTC Bulletin Board, the Company issued to individual investors an aggregate of 345,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $.50, for a total offering amount of $172,500.

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

      The Company incurred approximately $97,000 of expenses related to the sales of common stock.

      On October 1, 2000, the Company issued as aggregate of $165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each. These shares were cancelled shortly after issuance by the Company since the individuals remained in the employ of the Company. Therefore, the effect of these issuances have not been reflected by the Company in these financial statements.

NOTE 9 - STOCK OPTION PLAN

      The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of March 31, 2001, there were 2,685,000 options outstanding.

NOTE 10 - CONTINGENCIES

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

      Dominique Martinet ("Martinet") filed a summons and complaint in the Supreme Court of the State of New York on July, 2000 against the Company and its subsidiary, GS Management Corp., alleging that Martinet is owed approximately $592,000 for unpaid wages, bonus, benefits and stock options, plus punitive damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. Hearings before the Special Referee have been held and the parties have been invited to brief certain matters relating to the calculation of damages. However, the Company is unable to predict the outcome of such hearings and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

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

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      In July, 2000, the Company acquired a company in the United Kingdom. During the third fiscal quarter, management decided to focus on and growing its business holdings in the United States markets and, as a result, the operating assets of the company in the United Kingdom are being liquidated.

RESULTS OF OPERATIONS

      The Company showed a significant improvement in the results of operations in the nine months and three months ending March 31, 2001. As a result of its cost cutting efforts and the disposition of operations that were not contributing to gross profits, the Company showed improvements in both operations and cash flow. The improvement in operations was attributable to reduced costs, including payroll and professional and administrative expenses.

      Because the Company has insufficient capital to fund its merger and acquisition program and expenses associated with the legal proceedings, the Company must raise additional funds in both the short and long term.

LIQUIDITY AND CAPITAL RESOURCES

      To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by loans and the sale of the company's capital stock. The Company sold approximately $975,000 of common stock in the private placement market for the nine months ending March 31, 2000. During the quarter ended March 31, 2001, officers of the Company advanced approximately $200,000 to the Company. The Company intends to secure additional capital through private placement of its securities and other financings to fund itself and its acquisition program. There is no assurance that such funds will be available on terms or in quantity acceptable to the Company. The foregoing capital is not sufficient to fund the expenses associated with the Company's merger and acquisition program.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a detailed discussion of all pending material legal proceedings to which the Company or its property is subject, reference is made to Note 10 of the Notes to Condensed Financial Statements included in Part 1 of this Report, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      There were no changes in securities during the three months ended March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of securities holders during the three months ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

                  1) A  report  on Form  8-K  was  filed  on  January  22,  2001 concerning the engagement of Marcum & Kliegman LLP as the Company's independent accountants in Item 4 "Changes in Certifying Accountant" of said Form 8-K.

                  2) A report was filed on March 30,2001 concerning the acquisition, effective February 1,2000, of M&S Corporate Holdings, Inc. d/b/a The Partnership Group, Inc. in Item 2 "Acquisition or Deposition of Assets" of said Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 25, 2001                           GLOBAL SOURCES LIMITED

                                              By: /s/ John D. Mazzuto
                                                  ---------------------------
                                                  John D. Mazzuto, President
                                                  and Chief Financial Officer