Form 10QSB/A
period 2000-09-30
GLOBAL SOURCES LTD
filed 2001-06-19
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 AMENDMENT NO. 2


                                       TO


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

                      1055 Parsippany Boulevard, Suite 106,
                         Parsippany, New Jersey 07054
                     --------------------------------------
                    (Address of principal executive offices)

                                 (973) 316-0399
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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


Yes X   No __

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,926,999 shares outstanding as of June 8, 2001.


         Transitional Small Business Disclosure Format:

Yes __  No   X


--------------------------------------------------------------------------------

                             GLOBAL SOURCES LIMITED

                                      INDEX


      PART I.     FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 2000 (unaudited)                              3-4

                  Condensed Consolidated Statements of Operations (unaudited) for the three months ended September
                  30, 2000 and September 30, 1999                                                                          5

                  Condensed Consolidated Statement of Cash Flows (unaudited) for the three months ended September 30,
                  2000 and September 30, 1999                                                                              6

                  Notes to Condensed Consolidated Financial Statements                                                   7-12

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                             13-14

      PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                                        15

      Item 2.     Changes in Securities and Use of Proceeds                                                                15

      Item 4.     Submission of Matters to A Vote of Security Holders                                                      16

      Item 6.     Exhibits and Reports of Form 8-K                                                                         16

SIGNATURE


--------------------------------------------------------------------------------
                                                                          Page 2

ITEM 1.  FINANCIAL STATEMENTS

                             GLOBAL SOURCES LIMITED

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   September 30,
                                                                        2000
                                                                     -----------
                                                                     (unaudited)
ASSETS                                                                (Restated)

CURRENT ASSETS:

Cash and cash equivalents                                            $  178,050

Accounts receivable, trade, net of allowance for doubtful accounts      179,069
     of $0 at September 30, 2000

Advances to Company officers                                            130,608

Prepaid expenses and other current assets                                30,293
                                                                     ----------

             TOTAL CURRENT ASSETS                                       518,020
                                                                     ----------

Property and equipment, net                                              12,094

Goodwill, net of accumulated amortization of $448,992
     at September 30, 2000                                            1,989,248
                                                                     ----------

             TOTAL                                                   $2,519,362
                                                                     ==========





   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

                             GLOBAL SOURCES LIMITED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                              September 30,
                                                                                 2000

                                                                              -----------
                                                                              (unaudited)
                                                                               (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                        $ 1,675,556

Deferred revenue                                                                 165,162

Notes payable - Bank                                                             375,000
                                                                             -----------

             TOTAL CURRENT LIABILITIES                                         2,215,718
                                                                             -----------


REDEEMABLE COMMON STOCK, 400,000 shares at liquidation value                     300,000
                                                                             -----------

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value, 10,000,000 shares authorized, designated Series A, no shares issued at March 31, 2001

Preferred stock, $.001 par value, 20,000,000 shares authorized, designated Series B, no shares issued and outstanding at
     March 31, 2001                                                                   --

Common stock, $.01 par value; 10,000,000 shares authorized,
     5,555,475 shares issued and outstanding at September 30, 2000                    --

Common stock, $.001 par value, 50,000,000 shares authorized,
     10,966,999 shares issued and outstanding at September 30, 2000               10,522

Additional paid in capital                                                     8,307,482

Less: prepaid employee compensation                                             (963,000)

Less: subscription Receivable                                                   (250,000)

Accumulated deficit                                                           (7,101,360)
                                                                             -----------

             TOTAL STOCKHOLDERS' EQUITY                                            3,644
                                                                             -----------

             Total                                                             2,519,362
                                                                             ===========


   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   THREE MONTHS    THREE MONTHS
                                                                                       ENDED          ENDED
                                                                                     September      September
                                                                                     30, 2000        30, 1999
                                                                                    (Restated)
                                                                                   ------------    ------------

REVENUE                                                                            $    301,691    $          0
                                                                                   ------------    ------------
OPERATING EXPENSES:

                        Payroll expenses                                                105,084         190,054

                        General and administrative expenses                             189,588         123,287

                        Depreciation, amortization and
                        impairment of goodwill                                        1,190,846              --
                                                                                   ------------    ------------

                        Total operating expenses                                      1,485,518         313,341
                                                                                   ------------    ------------

                        Operating loss                                               (1,183,827)       (313,341)
                                                                                   ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                                 --              --

             Interest expense                                                            10,184           4,678
                                                                                   ------------    ------------

                        Net non-operating expense                                       (10,184)         (4,678)
                                                                                   ------------    ------------


Net loss                                                                             (1,194,011)       (318,019)
Deduct: Imputed non-cash preferred stock dividend                                       105,000              --
                                                                                   ------------    ------------

Net loss attributable to common shareholders                                         (1,299,011)       (318,019)
                                                                                   ------------    ------------

                                                                                     (1,299,011)       (318,019)
                                                                                   ============    ============

Basic and diluted net loss per common share -                                      $       (.15)   $      (0.07)
                                                                                   ============    ============

Weighted average common shares outstanding                                            8,871,977       4,630,475
                                                                                   ============    ============



   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

--------------------------------------------------------------------------------
                                                                          Page 5

                             GLOBAL SOURCES LIMITED

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            THREE           THREE
                                                                            MONTHS          MONTHS
                                                                            ENDED           ENDED
                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                            2000             1999
                                                                        (Restated)
                                                                       --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                             $(1,194,011)          $(318,019)

 Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization                                       147,315               2,486
     Amortization of prepaid employee compensation                        93,000                  --
     Officers and directors capital contributions                             --              20,054
     Officers and directors deemed compensation                           50,000                  --
     Imparment of Goodwill                                               645,000                  --
     Changes in assets and liabilities:
       Trade and other receivables                                       206,093                  --
       Prepaid expenses and other assets                                   4,877                  --
       Accounts payable and accrued expenses                            (352,047)            107,719
       Deferred revenue                                                 (145,000)                 --
       Subscription Receivable                                          (250,000)                 --
                                                                     -----------            --------
               Net cash used by operating activities                    (794,773)           (187,760)
                                                                     -----------            --------



CASH FLOWS FROM FINANCING ACTIVITIES
  Stock sold to investors                                                681,677                  --
  Repayment of debt to former Company Officer                            (16,000)                 --
  Advances from company Officers                                          44,060                  --
  Redeemable Stock                                                       195,000                  --
  Subscribed Stock                                                         3,875                  --
  Repayments - Notes payable and lines of credit                              --            (300,000)
                                                                     -----------            --------
               Net cash provided (used) by financing activities          908,612            (300,000)
                                                                     -----------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     113,839            (487,760)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                    64,211             500,445
                                                                     -----------            --------
  End of period                                                      $   178,050           $  12,685
                                                                     ===========           =========



   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

--------------------------------------------------------------------------------
                                                                          Page 6

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Consolidated Condensed Interim Financial Statements

      The condensed consolidated unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed financial statements herein. The results of operations for the quarter and the nine months ending March 31, 2001 are not necessarily indicative of the results for the fiscal year ending June 30, 2001. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended June 30, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the June 30, 2000 financial statements. The sale of the Company's services is subject to general economic conditions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

RESTATEMENT

      The Company has restated the condensed consolidated financial statements as of September 30, 2000 and for the three-month period there ended. The restated financial statements reflect the acquisition of Philips and Chambers, Ltd and acquisition, impairment and deposition costs related to such acquisition, and the correction, of the amount and amortization, of goodwill and the amortization of prepaid employee compensation for the three-month period then ended. Also, the company corrected the financial statements to record an imputed non-cash divided on monitorily redeemable common stock. The affect of the restatement was to increase the net loss by $1,347,566 ($0.15 per common share) from net income of $48,566 ($0.00 per common share) to a net loss of $1,299,011 ($0.15 per common share) for the three-month period then ended. In addition, the restated financial statements as of September 30, 2000 reflect a reduction of stockholders equity from $960,161 to $3,644.

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

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,194,011 during the three months ended September 30, 2000. As of September 30, 2000 the current liabilities exceeded its current assets by $1,697,698. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts, as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue.

--------------------------------------------------------------------------------
                                                                          Page 7

      Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company has sold 1,810,000 shares of common stock and 400,000 share os redeemable common stock for aggregate gross proceeds of approximately $975,000 during the period ended September 30, 2000 and is attempting to secure additional capital through the private placement of securities. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

      Certain reclassifications have been made to prior years amounts to conform to the September 30, 2000 presentation.

PRINCIPLES OF CONSOLIDATION

      The  consolidated  financial  statements  include  the  accounts of Global
Sources  Limited  and  its  subsidiaries   after  elimination  of  inter-company
transactions.

REVENUE RECOGNITION

      Revenue from permanent staffing is recognized when the candidate has been employed for a minimum period pursuant to the search agreement. Executive search and consulting assignments are primarily based upon retainer agreements which provide for periodic billings; revenue is recognized based upon the terms of the agreements.

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

GOODWILL

      Goodwill is amortized utilizing the straight-line method over a period of 3 to 5 years. The Company evaluates the carrying value and periods of amortization of goodwill to determine whether revised estimates of carrying value or useful lives are warranted. As described in Note 3, the Company recorded a charge of $645,000 for the impairment of goodwill.

--------------------------------------------------------------------------------
                                                                          Page 8

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      During the period ended  September 30, 2000, the Company  adopted SFAS No.
133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

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

NOTE 3 - ACQUISITION AND DISPOSITION OF BUSINESS

      On July 21, 2000, the Company acquired all of the outstanding shares of Phillips and Chambers, Ltd. In exchange for 1,363,633 shares of the Company's common stock. The value of the acquisition is being recorded at $645,000
(approximately $.41 per common share), which represents the fair value of the shares at the date of issuance. The Company incurred an additional $200,000 in costs related to this acquisition. In October, 2000, the Company became aware of the fact that Phillips and Chambers, Ltd. incurred significant losses since the date of the acquisition. In addition, the Company determined that their investment in Phillips and Chambers would not generate any future cash flows and, therefore, recorded an impairment loss of $645,000.

      In February, 2001, the Company decided to dispose of this investment and has recorded an additional $200,000 of expenses related to such disposition. Such amount was recorded in the three month period ended September 30, 2000. The Company did not consolidate, or include, the operations of this entity since control was temporary and the Company did not integrate the operations of Phillips and Chambers into its operations.

NOTE 4 - NOTES PAYABLE BANK

      The Company issued a note payable to a bank in the original principal amount of $250,000 on February 15, 2000 which remains unpaid. The unpaid balance at September 30, 2000 is $175,000. Repayment on the note is guaranteed personally by two officers of the Company. In February, 2001, the bank obtained judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001; and (ii) for eleven consecutive months beginning April, 2001, payment of $8,152 per month with a balloon payment becoming due in March 2002 for the remaining outstanding balance. The total amount to be paid to the lender under the restructuring agreement is $195,642 plus interest at 9%.

      On July 16, 1999, the company issued a note payable with a different bank in the original principal amount of $200,000. Payment on the note is guaranteed personally by two officers of the company. On May 29, 2001, the bank filed for payment of loans totaling $200,000 plus interest, late fees, attorney's fees and costs. The Company is presently negotiating with the Bank to satisfy its demand and claim.

--------------------------------------------------------------------------------
                                                                          Page 9

      As of May 22, 2001 the Company has not made any payments under these two agreements. The company and the banks have informally agreed to defer the payment terms of these agreements until June 22, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

      Pursuant to an agreement dated June 30, 2000, employment contracts of the Company's two principal officers were amended to provide that they would not receive compensation for the year ended June 30, 2001. The Company has recorded the deemed fair value of the services, $50,000, rendered by these individuals, in the three month period ended September 30, 2000 as a contribution to capital.

      The officers also agreed to waive the payment of certain salary amounts due for the year ended June 30, 2000. These amounts, $20,054, have been recorded as a contribution to capital.

NOTE 6 - ADVANCES TO COMPANY OFFICERS

      These amounts constitute advances to the Company's two principal officers, which advances are represented by non-interest bearing notes having no definite maturity date.

NOTE 7 - REDEEMABLE COMMON STOCK

      On July 12, 2000, the Company received $195,000 in net proceeds from the issuance to an individual investor of 400,000 shares of the Company's common stock pursuant to a private transaction. Under the terms of the transaction, the investor is entitled, at its sole option, to demand redemption from the Company, in the form of a cash payment of $0.75 per share of the common stock that is demanded to be redeemed, in the event that the Company should default (which default is continuing for more than thirty (30) days) on any of its obligations under any of the transaction documents. The Company is currently in default of its covenant to register the common stock issued to such investor. As of the date of this report, the individual has not exercised its right to demand redemption by the Company of the shares. The Company has recorded such common stock at its liquidation value of $ .75 per share, and classified such common stock as temporary equity, since the investor can demand redemption at any time. The Company recorded the difference between the selling price of the common stock and its redemption price of $105,000 as an imputed non-cash common stock dividend. Payment of any amount owed, pursuant to a demand redemption, is guaranteed by the Company's two principal officers.

NOTE 8 - STOCKHOLDERS' EQUITY

      On August 14, 2000, the Company issued to an individual investor pursuant to a private transaction 500,000 shares of the Company's common stock, subject to a keepwell arrangement at $.75 per common share, and a warrant to purchase up to 100,000 shares of the Company's common stock, exercisable at a price of $1.50 per share. The consideration paid by such individual investor was based on a price per share of $.50 and made in the form of cash of $100,000 and a promissory note in the principle amount of $150,000, payable in equal monthly installments over three (3) months. The Company had the option to repurchase the shares and to reduce the number of shares issuable upon exercise of the warrant in the event that investor failed timely to pay in full the note. No such option was exercised and the Note was paid in full. Based on the fair value of the common stock at September 30, 2000 ($0.75 per share) no additional shares are issuable to this investor.

      During August 2000 and September 2000 following the commencement of trading of its common stock on the OTC Bulletin Board, the Company issued to individual investors an aggregate of 345,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $.50, for a total offering amount of $172,500.

      On September 1, 2000, the Company issued to an individual investor pursuant to a private transaction 750,000 shares of the Company's common stock and warrants to purchase up to 500,000 shares of the Company's common stock. The consideration paid by such individual investor totaled $250,000, in cash.

--------------------------------------------------------------------------------
                                                                         Page 10

      During September and October 2000, the Company issued to individual investors an aggregate of 215,000 shares of the Company's common stock pursuant to a private offering. The consideration paid by such individual investors was based on a price per share of $0.50, for a total offering amount of $107,500.

      The Company incurred approximately $98,000 of expenses related to the sales of common stock.

      On October 1, 2000, the Company issued as aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each. These shares were cancelled shortly after issuance by the Company since the individuals remained in the employ of the Company. Therefore, the company reversed the expense of $50,000, in the three month period ended December 31, 2000, which was previously recorded in that three month period.

NOTE 9 - STOCK OPTION PLAN

      The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of September 30, 2001, there were 2,685,000 options outstanding.

NOTE 10 - CONTINGENCIES

LITIGATION

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


      Dominique Martinet ("Martinet") filed a summons and complaint in the Supreme Court of the State of New York in July, 2000 against the Company and its subsidiary, GS Management Corp., alleging that Martinet is owed approximately $592,000 for unpaid wages, bonus, benefits and stock options, plus punitive damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. Hearings before the Special Referee were held and the parties were invited to brief certain matters relating to the calculation of damages.


--------------------------------------------------------------------------------

      On May 18, 2001, a judgement in the amount of $262,485.57 plus approximately $53,000 in interest, plus costs was entered against the Company. Management intends to appeal such judgement. No adjustments have been made in the consolidated financial statements in response to this judgement.


      On or about January 4, 2000, plaintiffs Frank R. Palma ("Palma"), City Brewing, Inc. and the Company commenced an action in the Superior Court of New Jersey, Law Division: Morris County (Docket No. L14-2000) against Goodrich & Sherwood Associates, Inc. et al. On or about March 23, 2000, the defendants interposed an Answer with counterclaims. The complaint and counterclaims relate to the circumstances surrounding Palma's separation from Goodrich & Sherwood Associates, Inc., a competitor of the Company in the business of human resources counseling, and Palma's subsequent employment by the Company and contain allegations of inducement, breach of contract, tortious interference, breach of fiduciary duty and implied covenant of good faith and fair dealings as well as unfair competition, unjust enrichment and fraud. Damages sought are in excess of $1,000,000. On January 16, 2001, the company plaintiffs filed a Reply to the counterclaims, denying the material allegations. On or about November 3, 2000, defendants also commenced an action as third-party plaintiffs against James Strupp and John Mazzuto, personally, alleging claims against Messrs. Strupp and Mazzuto arising out of the same set of circumstances and seeking to recover damages in excess of $1,000,000. On December 7, 2000, Strupp and Mazzuto filed an Answer denying the material allegations of the third-party complaint. On or about May 7, 2001, Palma asserted a cross claim against the Company for indemnification from and against any liabilities and damages incurred by him as a result of defendants' claims. By Answer to the Cross Claim filed May 10, 2001, the Company denied Palma's right to indemnification. A trial date has been set for June 26, 2001. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it. However, the Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

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

PAYROLL AND PAYROLL TAXES

      On November 15, 2000, a Notice of Federal Tax Lien was filed by the Internal Revenue Service ("IRS") against a subsidiary of the Company for unpaid federal withholding taxes in the aggregate amount of $93,243, of which payments, in the aggregate sum of $25,000, have been made by the Company to the IRS since November 2000. In addition, the Company has not paid payroll taxes since the fourth quarter of 1999 totaling $477, 122 (which includes the above amount subject to lien). Such amount is included in accounts payable and accrued expenses. The Company is in process of filing all unfiled returns and has accrued penalties and interest of $60,000.

      By letter dated August 21, 2000, the Department of Revenue Services for the State of Connecticut alleged a subsidiary of the Company had failed to file with the State of Connecticut withholding tax returns and to pay withholding taxes in the amount of approximately $48,414.

OTHER

      Pursuant to an employment agreement and acquisition agreements entered into, the Company issued common stock to various individuals. Such common stock issued is subject to keepwell guarantees. The total number of shares issuable at September 30, 2000 based on the deemed fair value ($.75) of the common stock is 1,470,000 shares.

--------------------------------------------------------------------------------
                                                                         Page 12

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

RESULTS OF OPERATIONS

      Revenues for the 3 months ended September 30, 2000 showed an increase from approximately -0- to $302,000. The increase in revenue was driven by the Company's acquisitions during the fiscal year 2000.

      Operating loss for the three month period increased to $1,299,011 from $318,019 due to costs associated with the merger and acquisition program. Operating costs increased as a result the charge of $1,045,000 for impairment of goodwill associated with the Company's decision to sell and liquidate certain operations.

      Because the Company has insufficient capital to fund its merger and acquisition program and expenses associated with the legal proceedings, the Company must raise additional funds in both the short and long term.

LIQUIDITY AND CAPITAL RESOURCES

      To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by loans and the sale of the company's capital stock. The Company sold approximately $780,000 of common stock and $195,000 of redeemable common stock, in the private placement market for the nine months ending March 31, 2001. During the quarter ended March 31, 2001, officers of the Company advanced approximately $200,000 to the Company. The Company intends to secure additional capital through private placement of its securities and other financings to fund itself and its acquisition program. There is no assurance that such funds will be available on terms or in quantity acceptable to the Company. The foregoing capital is not sufficient to fund the expenses associated with the Company's merger and acquisition program.

--------------------------------------------------------------------------------
                                                                         Page 13

      As shown in the accompanying financial statements the Company recorded a loss of $191,175 and $1,654,709 for the three and nine month periods ended March 31, 2001. At the end of the quarter the company's current liabilities exceeded its current assets by approximately $1,328,000 which is a significant reduction from the working capital deficit of $2,224,222 recorded at June 30, 2000. The principal use of capital during the period was to reduce liabilities.

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

--------------------------------------------------------------------------------
                                                                         Page 14

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      For a detailed discussion of all material legal proceedings to which the Company or its property is subject, reference is made to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report, which is incorporated herein by reference.


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

--------------------------------------------------------------------------------
                                                                         Page 15

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

--------------------------------------------------------------------------------
                                                                         Page 16

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 13, 2001                   GLOBAL SOURCES LIMITED


                                              /s/ John D. Mazzuto

                                      ------------------------------------------
                                     By:  John D. Mazzuto, President and Chief
                                          Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 17