Form 10QSB/A
period 2000-12-31
GLOBAL SOURCES LTD
filed 2001-06-19
CIK 1050370

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

         For the transition period from               to

         Commission file number 333-41389

                             GLOBAL SOURCES LIMITED
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  13-402064
              ------------                                ---------
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


Yes   X   No ____


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,926,999 shares outstanding as of June 8, 2001.

         Transitional Small Business Disclosure Format:

Yes ____  No    X

--------------------------------------------------------------------------------
                                                                          Page 1

                             GLOBAL SOURCES LIMITED

                                      INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheet as of December 31, 2000 (unaudited)             3-4

             Condensed Consolidated Statements of Operations (unaudited) for the
             six months ended December 31, 2000 and December 31, 1999                               5

             Condensed Consolidated Statements of Operations (unaudited) for the
             three months ended December 31, 2000 and December 31, 1999                             6

             Condensed Consolidated Statement of Cash Flows (unaudited) for the
             six months ended December 31, 2000 and December 31, 1999.                              7

             Notes to Consolidated Financial Statements                                          8-14

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                          15-16

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                     17

Item 2.      Changes in Securities and Use of Proceeds                                             17

Item 4.      Submission of Matters to A Vote of Security Holders                                   17

Item 6.      Exhibits and Reports of Form 8-K                                                      17

SIGNATURE

--------------------------------------------------------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                    December 31,
                                                                        2000
                                                                    ------------
                                                                    (unaudited)
                                                                     (Restated)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $   40,975

Accounts receivable, trade, net of allowance for doubtful accounts       92,396
 of $0 at December 31, 2000

Advances to Company officers                                            106,842

Prepaid expenses and other current assets                                26,913
                                                                     ----------

             TOTAL CURRENT ASSETS                                       267,126
                                                                     ----------


Property and equipment, net                                              11,274

Intangibles, net of accumulated amortization of $595,488
     at December 31, 2000                                             1,842,752
                                                                     ----------

             TOTAL                                                    2,121,152
                                                                     ==========


   The accompanying notes are an integral part of these condensed consolidated interim financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               December 31,
                                                                                  2000
                                                                              --------------
                                                                                (unaudited)
                                                                                (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                           $ 1,161,770

Other liabilities                                                                    56,929
Deferred revenue                                                                    100,332

Loans payable                                                                       375,000
                                                                                -----------

             TOTAL CURRENT LIABILITIES                                            1,694,031
                                                                                -----------



REDEEMABLE COMMON STOCK, 400,000 shares at liquidation value                        300,000
                                                                                -----------

STOCKHOLDERS' EQUITY:

Preferred stock,  $.01 par value, 10,000,000 shares authorized,
designated Series A, no shares issued at March 31, 2001                                  --

Preferred  stock,  $.001 par value,  20,000,000  shares  authorized,  designated
Series B, no shares issued and outstanding at
March 31, 2001                                                                           --

Common stock, $.001 par value, 50,000,000 shares authorized,
10,966,999 shares issued and outstanding at December 31, 2000                        10,522

Additional paid in capital                                                        8,357,482

Less: prepaid employee compensation                                                (870,000)

Accumulated deficit                                                              (7,370,883)
                                                                                -----------

             TOTAL STOCKHOLDERS' EQUITY                                             127,121
                                                                                -----------

             Total                                                                2,121,152
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

--------------------------------------------------------------------------------
                                                                          Page 4

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          SIX MONTHS     SIX MONTHS
                                                                            ENDED          ENDED
                                                                          December        December
                                                                          31, 2000        31, 1999
                                                                         (Restated)      (Restated)
                                                                        ------------    ------------

REVENUE                                                                 $    686,222    $    202,636
                                                                        ------------    ------------
OPERATING EXPENSES:

             Payroll expenses                                                255,346       1,989,584

             General and administrative expenses                             534,482         870,895

             Depreciation, amortization                                    1,337,342           9,504
             and impairment of goodwill
                                                                        ------------    ------------

                        Total operating expenses                           2,127,170       2,869,983
                                                                        ------------    ------------

                        Operating loss                                    (1,440,948)     (2,667,347)
                                                                        ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                     --              718

             Interest expense                                                (22,586)        (30,986)
                                                                        ------------    ------------

                        Net non-operating loss                               (22,586)        (30,268)
                                                                        ------------    ------------


Net loss                                                                  (1,463,534)     (2,697,615)
Deduct: Imputed non-cash preferred stock dividend                            105,000              --
                                                                        ------------    ------------

Net loss attributable to common stockholders                              (1,568,534)     (2,697,615)
                                                                        ============    ============

Basic and diluted net loss per common share                             ($.16)                 ($.57)
                                                                        ============    ============

Weighted average common shares outstanding                                 9,696,749       4,731,494
                                                                        ============    ============

   The accompanying notes are an integral part of these condensed consolidated interim financial statements.
--------------------------------------------------------------------------------
                                                                          Page 5

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         THREE MONTHS    THREE MONTHS
                                                                            ENDED          ENDED
                                                                           December       December
                                                                           31, 2000       31, 1999
                                                                          (Restated)     (Restated)
                                                                        ------------    ------------

REVENUE                                                                 $    384,531    $    202,636
                                                                        ------------    ------------
OPERATING EXPENSES:

             Payroll expenses                                                150,262       1,799,530

             General and administrative expenses                             344,894         747,608

             Depreciation, amortization and
             impairment of goodwill                                          146,496          9,504
                                                                        ------------    ------------

                        Total operating expenses                             641,652       2,556,642
                                                                        ------------    ------------

                        Operating loss                                      (257,121)     (2,354,006)
                                                                        ------------    ------------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                                      --             718

             Interest expense                                                (12,402)        (26,308)
                                                                        ------------    ------------

Net non-operating loss                                                       (12,402)       (25,590)
                                                                        ------------    ------------

Net loss before income tax provision                                        (269,523)    (2,379,596)
                                                                        ------------    ------------

PROVISION FOR INCOME TAXES                                                        --              --
                                                                        ------------    ------------

                        Net loss                                            (269,523)     (2,379,596)
                                                                        ============    ============

Basic and diluted net loss per common share                             $       (.03)   $       (.51)
                                                                        ============    ============

Weighted average common shares outstanding                                10,521,521       4,658,509
                                                                        ============    ============


   The accompanying notes are an integral part of these condensed consolidated interim financial statements.
--------------------------------------------------------------------------------
                                                                          Page 6

                             GLOBAL SOURCES LIMITED

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      SIX             SIX
                                                                                     MONTHS          MONTHS
                                                                                      ENDED           ENDED
                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                     2000             1999
                                                                                  (Restated)       (Restated)
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                       $(1,463,534)     $(2,697,615)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                   294,631            9,504
     Amortization of prepaid employee compensation                                   186,000           18,000
     Officers and directors capital contributions                                         --        1,901,190
     Officers and directors deemed compensation                                      100,000               --
     Common stock issued for services                                                     --          201,100
     Impairment of Goodwill                                                          645,000               --
     Changes in assets and liabilities:
       Trade and other receivables                                                   292,766          (87,098)
       Prepaid expenses and other assets                                               8,257         (127,822)
       Accounts payable and accrued expenses                                        (808,904)          54,851
       Other liabilities                                                                  --          192,164
       Deferred revenue                                                             (209,830)              --
                                                                                 -----------      -----------
               Net cash used by operating activities                                (955,614)        (535,726)


CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in merger                                                             --           43,673
  Net cash received in acquisitions                                                       --           22,522
  Purchases of property and equipment                                                     --          (51,219)
                                                                                 ------------     -----------
               Net cash provided by investing activities                                  --           14,976




CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds - notes payable and line of credit                                             --          220,000
  Repayments - notes payable and line of credit                                           --          (50,000)
  Stock sold to investors                                                            681,677               --
  Repayment of debt to former Company Officer                                        (16,000)              --
  Advances and repayments - Company officers                                          67,826          (77,890)
  Redeemable Stock                                                                   195,000               --
  Subscribed Stock                                                                     3,875               --
                                                                                 -----------      -----------
               Net cash provided by financing activities                             932,378           92,110
                                                                                 -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (23,236)        (428,640)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                 64,211          500,445
                                                                                 -----------      -----------

  End of period                                                                  $    40,975      $    71,805
                                                                                 ===========      ===========

   The accompanying notes are an integral part of these condensed consolidated interim financial statements.
-------------------------------------------------------------------------------
                                                                          Page 7

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Condensed Consolidated Interim Financial Statements

      The condensed consolidated unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed financial statements herein. The results of operations for the quarter and the six months ending December 31, 2000 are not necessarily indicative of the results for the fiscal year ending June 30, 2001. The condensed consolidated financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended June 30, 2000. The accounting policies used to prepare the condensed financial statements are consistent with those described in the June 30, 2000 financial statements. The sale of the Company's services is subject to general economic conditions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

RESTATEMENT

      The Company has restated the condensed consolidated financial statements as of December 31, 2000 and for the three and six month periods then ended. The restated condensed consolidated financial statements reflect the acquisition of Philips and Chamber Ltd. and acquisition, impairment and disposition costs related to such acquisition and the correction of the amount and amortization of goodwill and the amortization of prepaid employee compensation for the three and six month periods then ended. Also, the Company corrected the financial statements to record an imputed non-cash dividend on manditorily redeemable common stock. The effect of the restatement was to increase the net loss for the three-month periods ended December 31, 2000 by $327,715 ($0.03 per common share) from a net profit of $58,192 ($0.00 per common share) to a net loss of $269,523 ($0.03 per common share). The restatement also increased the net loss attributable to common stockholders, for the six month period ended December 31, 2000 by $1,675,282 ($0.17 per common share) from a net profit $106,748 ($0.01 per common share) to a net loss attributable to common stock shareholders of $1,568,324 ($0.16 per common share). In addition, the restated financial statements reflect a reduction in stockholders equity from $1,108,286 to $127,121 as of December 31, 2000.

      The Company has also restated the condensed consolidated financial statements for the three and six-month periods ended December 31, 1999. The presentation in the condensed consolidated restated financial statements are consistent with the presentation in the Company's financial statements for the year ended June 30, 2000 filed on Form 10-KSB. The restated financial statements reflect the reduction of payroll expense related to the correction of the accounting treatment of various items included in the employees employment contracts. The effect of the restatement caused a reduction in net loss for the three-month period ended December 31, 1999 from $4,058,100 ($0.68 per common share) to $2,379,596 ($0.51 per common share). The restatement also reduced the net loss for the six-month period ended December 31, 1999 from $4,371,123 ($0.61 per common share) to $2,697,615 ($0.57 per common share).

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

--------------------------------------------------------------------------------
                                                                          Page 8

Platinum Executive Services, Inc. was treated as the acquirer and the acquisition was accounted for using the purchase method of accounting. On the same date, the merged entity changed its name to Global Sources Limited. The Company has offices in New York and New Jersey.

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,463,534 during the six months ended December 31, 2000. As of December 31, 2000 the current liabilities exceeded its current assets by $1,426,905. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts, as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue.

      Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company has sold 1,810,000 shares of common stock, and 400,000 shares of redeemable common stock, for aggregate gross proceeds of approximately $975,000 during the period ended December 31, 2000 and is attempting to secure additional capital through the private placement of securities. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

         Certain reclassifications have been made to prior years amounts to conform to the December 31, 2000 presentation.

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

--------------------------------------------------------------------------------
                                                                          Page 9

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      During the period ended  December 31, 2000,  the Company  adopted SFAS No.
133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS 133 did not have any material impact on the financial statements of the Company.

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


NOTE 3 - ACQUISITION AND DISPOSITION OF BUSINESS

      On July 21, 2000, the Company acquired all of the outstanding shares of Phillips and Chambers, Ltd. in exchange for 1,363,633 shares of the Company's common stock. The value of the acquisition is being recorded at $645,000
(approximately $.47 per common share), which represents the fair value of the shares at the date of issuance. The Company incurred an additional $200,000 in costs related to this acquisition. In October, 2000, the Company became aware of the fact that Phillips and Chambers, Ltd. incurred significant losses since the date of the acquisition. In addition, the Company determined that their investment in Phillips and Chambers would not generate any future cash flows and, therefore, recorded an impairment loss of $645,000.

      In February 2001, the Company decided to dispose of this investment and has recorded an additional $200,000 of expenses related to such disposition. The Company did not consolidate, or include, the operations of this entity since control was temporary and the Company did not integrate the operations of Phillips and Chambers into its operations.

--------------------------------------------------------------------------------
                                                                         Page 10

      In December 1999, the Company acquired three different entities, in the same line of business as the Company, through the issuance of shares of common and preferred stock. All of the acquisitions were accounted for as purchases and have been included in the Company's operations from the dates of their respective purchases. The amortization of goodwill for the nine months ended December 31, 1999 was $9,504. The pro-forma unaudited condensed results of operations data for the six months ended, as if the purchases had occurred on July 1, 1999, is as follows:

                                             Six months ended
                                             December 31, 1999
                                             -----------------

Revenue                                       $    587,049

Expenses                                         3,719,554
                                              ------------
Pro-forma net loss                              (3,132,505)
Per share:                                    ------------
Basic and diluted                             $       (.60)
                                              ============
Weighted average shares outstanding              5,201,538
                                              ============

      This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of July 1, 1999 or results which may occur in the future.


NOTE 4 - NOTES PAYABLE BANK

      The Company issued a note payable to a bank in the original principal amount of $250,000 on February 15, 2000. The unpaid balance at December 31, 2000 is $175,000. Repayment on the note is guaranteed personally by two officers of the Company. In February, 2001, the bank obtained judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001; and (ii) for eleven consecutive months beginning April, 2001, payment of $8,152 per month with a balloon payment becoming due in March 2002 for the remaining outstanding balance. The total amount to be paid to the lender under the restructuring agreement is $195,642 plus interest at 9%.

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


NOTE 5 - RELATED PARTY TRANSACTIONS

      Pursuant to an agreement dated June 30, 2000, employment contracts of the Company's two principal officers were amended to provide that they will not receive compensation for the year ended June 30, 2001. The Company has recorded the deemed fair value, $100,000, of the services rendered by these individuals, in the six month period ended December 31, 2000 as a contribution to capital.

      The officers also agreed to waive the payment of certain salary amounts due for the year ended June 30, 2000. These amounts have been recorded, $1,901,190, as a contribution to capital.

NOTE 6 - ADVANCES TO COMPANY OFFICERS

      These amounts constitute advances from the Company's two principal officers, which advances are represented by non-interest bearing notes having no definite maturity date.

--------------------------------------------------------------------------------
                                                                         Page 11

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

      On October 1, 2000, the Company issued as aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each. These shares were cancelled shortly after issuance by the Company since the individuals remained in the employ of the Company. Therefore, the Company reversed the expense of $50,000, which was previously recorded in the three month period ended December 31, 2000.


NOTE 9 - STOCK OPTION PLAN

      The Company's 1999 Stock Option Plan provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights. It is administered by the Company's Board of Directors. The aggregate number of shares of common stock which may be issued or delivered upon exercise of all incentive stock options and non-qualified stock options granted cannot exceed 5,000,000 shares. Option prices for incentive stock options shall not

--------------------------------------------------------------------------------
                                                                         Page 12
be less than 100% and for non-qualified stock options not less than 85% of the fair market value of such shares on the date on which the option is granted. As of December 31, 2000, there were 2,685,000 options outstanding.


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


      On or about January 4, 2000, plaintiffs Frank R. Palma ("Palma"), City Brewing, Inc. and the Company commenced an action in the Superior Court of New Jersey, Law Division: Morris County (Docket No. L14-2000) against Goodrich & Sherwood Associates, Inc. et al. On or about March 23, 2000, the defendants interposed an Answer with counterclaims. The complaint and counterclaims relate to the circumstances surrounding Palma's separation from Goodrich & Sherwood Associates, Inc., a competitor of the Company in the business of human resources counseling, and Palma's subsequent employment by the Company and contain allegations of inducement, breach of contract, tortious interference, breach of fiduciary duty and implied covenant of good faith and fair dealings as well as unfair competition, unjust enrichment and fraud. Damages sought are in excess of $1,000,000. On January 16, 2001, the company plaintiffs filed a Reply to the counterclaims, denying the material allegations. On or about November 3, 2000, defendants also commenced an action as third-party plaintiffs against James Strupp and John Mazzuto, personally, alleging claims against Messrs. Strupp and Mazzuto arising out of the same set of circumstances and seeking to recover damages in excess of $1,000,000. On December 7, 2000, Strupp and Mazzuto filed an Answer denying the material

--------------------------------------------------------------------------------
                                                                         Page 13
allegations of the third-party complaint. On or about May 7, 2001, Palma asserted a cross claim against the Company for indemnification from and against any liabilities and damages incurred by him as a result of defendants' claims. By Answer to the Cross Claim filed May 10, 2001, the Company denied Palma's right to indemnification. A trial date has been set for June 26, 2001. Management believes that the Company has good defenses and intends to vigorously contest the claims asserted against it. However, the Company is unable to predict the outcome of this matter and, accordingly, no adjustments have been made in the consolidated financial statements in response to this matter.

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

      The Company is a party to other proceedings, which in the opinion of management of the Company are not material to the financial position or operations of the Company.

PAYROLL AND PAYROLL TAXES

      On November 15, 2000, a Notice of Federal Tax Lien was filed by the Internal Revenue Service ("IRS") against a subsidiary of the Company for unpaid federal withholding taxes in the aggregate amount of $93,243, of which payments, in the aggregate sum of $25,000, have been made by the Company to the IRS since November 2000. In addition, the Company has not paid payroll taxes since the fourth quarter of 1999 totaling $477, 122 (which includes the above amount subject to lien). Such amount is included in accounts payable and accrued expenses. The Company is in process of filing all unfiled returns and has accrued penalties and interest of $80,000.

      By letter dated August 21, 2000, the Department of Revenue Services for the State of Connecticut alleged a subsidiary of the Company had failed to file with the State of Connecticut withholding tax returns and to pay withholding taxes in the amount of approximately $48,414.

OTHER

      Pursuant to an employment agreement and acquisition agreements entered into, the Company issued common stock to various individuals. Such common stock issued is subject to keepwell guarantees. The total number of shares issuable at December 31, 2000 based on the deemed fair value ($.75) of the common stock is 1,470,000 shares.

--------------------------------------------------------------------------------
                                                                         Page 14

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

RESULTS OF OPERATIONS

      Revenues for the 6 months ended December 31, 2000 showed an increase from approximately $203,000 to $686,000. Increases in revenue were driven by the Company's acquisitions during the fiscal year 2000. For the 3 month period ended December 31, 2000, revenues increased from approximately $203,000 to $384,000 due to the acquisitions.

      Operating loss for the six month period declined to $1,568,534 from $2,697,615 and for the three month period to $269,523 from $2,379,596 as a result of reduced non cash compensation expenses and the reduction in corporate overhead. Operating expense reductions was also attributable to a decline in legal expenses.

      Because the Company has insufficient capital to fund its merger and acquisition program and expenses associated with the legal proceedings, the Company must raise additional funds in both the short and long term.

LIQUIDITY AND CAPITAL RESOURCES

      To date the Company has funded its liquidity and capital resources needs primarily through capital contributions from key executives, supplemented by loans and the sale of the company's capital stock. The Company sold approximately $780,000 of common stock, and $195,000 of redeemable common stock, in the private placement market for the nine months ending March 31, 2001. During the quarter ended March 31, 2001, officers of the Company

--------------------------------------------------------------------------------
                                                                         Page 15
advanced approximately $200,000 to the Company. The Company intends to secure additional capital through private placement of its securities and other financings to fund itself and its acquisition program. There is no assurance that such funds will be available on terms or in quantity acceptable to the Company. The foregoing capital is not sufficient to fund the expenses associated with the Company's merger and acquisition program.

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


--------------------------------------------------------------------------------
                                                                         Page 16

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      For a detailed discussion of all material legal proceedings to which the Company or its property is subject, reference is made to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part 1 of this Report, which is included herein by reference.


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

--------------------------------------------------------------------------------
                                                                         Page 17

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 14, 2001                    GLOBAL SOURCES LIMITED



                                        /s/ John D. Mazzuto
                                        ----------------------------------------
                                        By: John D. Mazzuto, President and Chief
                                            Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 18