Form 10QSB/A
period 2001-03-31
GLOBAL SOURCES LTD
filed 2001-06-19
CIK 1050370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                               Amendment No. 1 to

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 333-41389

                             GLOBAL SOURCES LIMITED
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                 13-4020643
                --------                                 ----------
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                      1055 Parsippany Boulevard, Suite 106,
                         Parsippany, New Jersey 07054
                         ----------------------------
                    (Address of principal executive offices)

                                (973) 316-0399
                                --------------
                (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No ___

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

                             GLOBAL SOURCES LIMITED

                                      INDEX

  PART I.   FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheet as of March 31, 2001 (unaudited)                         3-4

            Condensed Consolidated Statements of Operations (unaudited) for the nine months ended           5
               March 31, 2001 and March 31, 2000

            Condensed Consolidated Statements of Operations (unaudited) for the three months ended          6
               March 31, 2001 and March 31, 2000

            Condensed Consolidated Statement of Cash Flows (unaudited) for the nine months ended            7
               March 31, 2001 and March 31, 2000

            Notes to Condensed Consolidated Financial Statements                                         8-14

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       15-16

  PART II.  OTHER INFORMATION

  Item 1.   Litigation Proceedings                                                                         17

  Item 2.   Changes in Securities and Use of Proceeds                                                      17

  Item 4.   Submission of Matters to A Vote of Security Holders                                            17

  Item 6.   Exhibits and Reports of Form 8-K                                                               17


SIGNATURE

--------------------------------------------------------------------------------
                                                                          Page 2

Item 1.

                    GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2001
                                   (Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                             $  110,064

Accounts receivable, trade, net of allowance for doubtful accounts       219,113
      of $0 at March 31, 2001
                                                                      ----------

             TOTAL CURRENT ASSETS                                        329,177
                                                                      ----------


Property and equipment, net                                               10,976

Goodwill, net of accumulated amortization of $741,984
     at March 31, 2001                                                 1,696,257
                                                                      ----------
             TOTAL                                                    $2,036,410
                                                                      ==========


--------------------------------------------------------------------------------
                                                                          Page 3

The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2001
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                $  957,465

Deferred revenue                                                         99,999

Notes Payable - Bank                                                    375,000

Advances from Company officers                                          225,000
                                                                     ----------

             TOTAL CURRENT LIABILITIES                                1,657,464
                                                                     ----------


REDEEMABLE COMMON STOCK, 400,000 shares at liquidation value            300,000
                                                                     ----------


STOCKHOLDERS' EQUITY:

Preferred  stock,  $.01 par value,  10,000,000  shares
authorized, designated Series A, no shares issued at
March 31, 2001                                                               --

Preferred stock, $.001 par value, 20,000,000 shares authorized, designated Series B, no shares issued and outstanding at March 31, 2001

Common stock, $.001 par value, 50,000,000 shares authorized,
10,521,521 shares issued and outstanding at March 31, 2001               10,522

Additional paid in capital                                            8,407,482

Less: prepaid employee compensation                                    (777,000)

Accumulated deficit                                                  (7,562,058)

                                                                     ----------
             TOTAL STOCKHOLDERS' EQUITY                                  78,946
                                                                     ----------
              Total                                                  $2,036,410
                                                                     ==========

--------------------------------------------------------------------------------
                                                                          Page 4

The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    NINE MONTHS    NINE MONTHS
                                                      ENDED          ENDED
                                                      MARCH          MARCH
                                                     31, 2001       31, 2000
                                                                   (Restated)
                                                    -----------    -----------

REVENUE                                             $   952,741    $   904,536
                                                    -----------    -----------
OPERATING EXPENSES:

             Payroll expenses                           359,330      3,444,761

             General and administrative expenses        729,196      1,807,889

             Depreciation, amortization
             and impairment of goodwill               1,483,838        156,000
                                                    -----------    -----------

                        Total operating expenses      2,572,364      5,408,650
                                                    -----------    -----------

                        Operating loss               (1,619,623)    (4,504,114)
                                                    -----------    -----------

NON-OPERATING INCOME (EXPENSE):

             Interest income                                 --            204
             Interest expense                           (35,086)       (28,760)
                                                    -----------    -----------

             Net non-operating loss                     (35,086)       (28,556)
                                                    -----------    -----------


Net loss                                             (1,654,709)    (4,532,670)

Deduct: Imputed non-cash Preferred Stock dividend       105,000             --
                                                    -----------    -----------

Net loss attributable to common stockholders         (1,759,709)    (4,532,670)
                                                    ===========    ===========


Basic and diluted net loss per common share         $     (0.18)   $     (0.86)
                                                    ===========    ===========

Weighted average common shares outstanding            9,971,673      5,255,521
                                                    ===========    ===========

--------------------------------------------------------------------------------
                                                                          Page 5

The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                      MARCH           MARCH
                                                     31, 2001        31, 2000
                                                                    (Restated)
                                                   ------------    ------------

REVENUE                                            $    266,519    $    701,900
                                                   ------------    ------------
OPERATING EXPENSES:

             Payroll expenses                           103,984       1,455,177

             General and administrative expenses        194,714         936,994

             Depreciation, amortization and
             Impairment of goodwill                     146,496         146,496
                                                   ------------    ------------

                        Total operating expenses        445,194       2,538,667
                                                   ------------    ------------
                        Operating loss                 (178,675)     (1,836,767)



NON-OPERATING EXPENSE:

             Interest income                                 --           1,712

             Interest expense                           (12,500)             --
                                                   ------------    ------------


                        Net loss                   $   (191,175)   $ (1,835,055)
                                                   ============    ============

Basic and diluted net loss per common share -      $       (.02)   $       (.35)
                                                   ============    ============

Weighted average common shares outstanding           10,521,521       5,217,576
                                                   ============    ============


--------------------------------------------------------------------------------
                                                                          Page 6

The accompanying notes are an integral part of these condensed consolidated interim financial statements

                     GLOBAL SOURCES LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE           NINE
                                                                                 MONTHS         MONTHS
                                                                                  ENDED          ENDED
                                                                                 MARCH 31,      MARCH 31,
                                                                                   2001           2000
                                                                                               (Restated)
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,654,709)   $(4,532,670)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of Goodwill                                                       439,487        156,000
     Amortization of prepaid employee compensation                                  279,000        111,000
     Officers and directors capital contributions                                        --      2,108,869
     Officers and directors deemed compensation                                     150,000             --
     Common stock issued for services                                                    --        201,100
     Impairment of Goodwill                                                         645,000             --
     Changes in assets and liabilities:
       Trade and other receivables                                                  166,049       (399,729)
       Prepaid expenses and other assets                                             35,170       (197,795)
       Accounts payable and accrued expenses                                     (1,070,138)       277,086
       Deferred revenue                                                            (210,163)            --
                                                                                -----------    -----------
              Net cash used by operating activities                              (1,220,304)    (2,276,139)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in merger                                                            --         43,673
  Net cash received in acquisitions                                                      --         22,522
  (Purchases) dispositions of property and equipment                                  1,937        (49,604)
                                                                                -----------    -----------
               Net cash provided by investing activities                              1,937         16,591
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds - notes payable and line of credit                                            --        939,574
  Repayments - notes payable and line of credit                                          --        (50,000)
  Stock sold to investors                                                           681,677        604,651
  Repayment of a note payable to former Company officer                             (16,000)            --
  Repayments - Officers                                                             174,668        (22,587)
  Advances from Company Officers                                                    225,000        287,465
  Redeemable Common Stock                                                           195,000             --
  Subscribed Stock                                                                    3,875             --
                                                                                -----------    -----------
               Net cash provided by financing activities                          1,264,220      1,759,103
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 45,853       (500,445)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                64,211        500,445
                                                                                -----------    -----------

  End of period                                                                 $   110,064    $        --
                                                                                ===========    ===========

--------------------------------------------------------------------------------
                                                                          Page 7

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

RESTATEMENT

      The Company has restated the condensed consolidated financial statements for the three-month and nine-month periods ended March 31, 2000. The presentation restated condensed consolidated financial statements are consistent with the presentation in the Company's financial statements for the year ended June 30, 2000 filed on Form 10-KSB.The restated condensed consolidated financial statements reflect reductions of payroll expense related to correction of accounting treatment of various items included in the employee employment contracts. The effect of the restatement caused a reduction in net loss for the nine-month period ended March 31, 2000 from $6,752,404 ($0.97 per common share) to $4,532,670 ($0.86 per common share). The affect of the restatement was not material to the three months period ended March 31, 2000.

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

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,654,709 during the nine months ended March 31, 2001. As of March 31, 2001 the current liabilities exceeded its current assets by $1,328,287. The Company is delinquent in connection with various obligations. These factors, as well as the uncertain conditions that the Company faces with respect to its ability to pay its debts, as they become due, create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of future financings and generating sufficient revenue.


--------------------------------------------------------------------------------

      Management is formulating plans to strengthen the Company's working capital position and to generate sufficient cash to meet its operating needs through June 30, 2001 and beyond. The Company has sold 1,810,000 shares of common stock, and 400,000 shares of redeemable common stock, for aggregate gross proceeds of approximately $975,000 during the period ended March 31, 2001 and is attempting to secure additional capital through the private placement of securities. No assurance, however, can be made that management will be successful in achieving its plans. Significant additional capital will be required.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

      Certain reclassifications have been made to prior years amounts to conform to the March 31, 2001 presentation.

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


--------------------------------------------------------------------------------
                                                                          Page 9

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


--------------------------------------------------------------------------------
                                                                         Page 10

      In February, 2001, the Company decided to dispose of this investment and has recorded an additional $200,000 of expenses related to such disposition. Such amount was recorded in the three month period ended September 30, 2000. The Company did not consolidate, or include, the operations of is entity since control was temporary and the Company did not integrate the operations of Phillips and Chambers into its operations.

      In December, 1999 and January 2000, the Company acquired four different entities, in the same line of business as the Company, through the issuance of shares of common and preferred stock. All of the acquisitions were accounted for as purchases and have been included in the Company's operations from the dates of their respective purchases. The amortization of goodwill for the nine months ended March 31, 2000 was $156,000. The pro-forma unaudited condensed results of operations data for the nine months ended, as if the purchases had occurred on July 1, 1999, is as follows:

                                          Nine months ended
                                           March 31, 2000
                                            -----------

Revenue                                     $ 1,662,478

Expenses                                      6,770,281
                                            -----------
Pro-forma net loss                           (5,107,803)
Per share:                                  ===========

     Basic and diluted                      $      (.85)
                                            ===========
Weighted average shares outstanding           5,978,547
                                            ===========

      This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of July 1, 1999 or results which may occur in the future.

NOTE 4 - NOTES PAYABLE BANK

      The Company issued a note payable to a bank in the original principal amount of $250,000 on February 15, 2000. The unpaid balance at March 31, 2001 is $175,000. Repayment on the note is guaranteed personally by two officers of the Company. In February, 2001, the bank obtained judgment against the Company for non-payment of the note, whereupon the Company and the bank reached an agreement in principal for repayment of the debt, as follows: (i) $10,000 payment on April 1, 2001; and (ii) for eleven consecutive months beginning April, 2001, payment of $8,152 per month with a balloon payment becoming due in March 2002 for the remaining outstanding balance. The total amount to be paid to the lender under the restructuring agreement is $195,642 plus interest at 9%.

      On July 16, 1999, the Company issued an note payable with a different bank in the original principal amount of $200,000. Payment on the note is guaranteed personally by two officers of the Company. On May 29, 2001, the bank filed for payment of loans totaling $200,000 plus interest, late fees, attorney's fees and costs. The Company is presently negotiating with the Bank to satisfy its demand and claim.


--------------------------------------------------------------------------------
                                                                         Page 11

NOTE 5 - RELATED PARTY TRANSACTIONS

      Pursuant to an agreement dated June 30, 2000, employment contracts of the Company's two principal officers were amended to provide that they would not receive compensation for the year ended June 30, 2001. The Company has recorded the deemed fair value, $150,000, of the services rendered by these individuals, in the nine month period ended March 31, 2001 as a contribution to capital.

      The officers also agreed to waive the payment of certain salary amounts due for the year ended June 30, 2000. These amounts, $2,108,869, have also been recorded as a contribution to capital.

NOTE 6 - ADVANCES FROM COMPANY OFFICERS

      These amounts constitute advances from the Company's two principal officers, which advances are represented by non-interest bearing notes having no definite maturity date.

NOTE 7 - REDEEMABLE COMMON STOCK

      On July 12, 2000, the Company received $195,000 in net proceeds from the issuance to an individual investor of 400,000 shares of the Company's common stock pursuant to a private transaction. Under the terms of the transaction, the investor is entitled, at its sole option, to demand redemption from the Company, in the form of a cash payment of $0.75 per share of the common stock that is demanded to be redeemed, in the event that the Company should default (which default is continuing for more than thirty (30) days) on any of its obligations under any of the transaction documents. The Company is currently in default of its covenant to register the common stock issued to such investor. As of the date of this report, the individual has exercised its right to demand redemption by the Company of the shares but has taken no further action. The Company has recorded such common stock at its liquidation value of $ .75 per share, and classified such common stock as temporary equity, since the investor can demand redemption at any time. The Company recorded the difference between the selling price of the common stock and its redemption price of $105,000 as an imputed non-cash common stock dividend. Payment of any amount owed, pursuant to a demand redemption, is guaranteed by the Company's two principal officers.

NOTE 8 - STOCKHOLDERS' EQUITY

      On August 14, 2000, the Company issued to an individual investor pursuant to a private transaction 500,000 shares of the Company's common stock, subject to a keepwell arrangement at $.75 per common share, and a warrant to purchase up to 100,000 shares of the Company's common stock, exercisable at a price of $1.50 per share. The consideration paid by such individual investor was based on a price per share of $.50 and made in the form of cash of $100,000 and a promissory note in the principle amount of $150,000, payable in equal monthly installments over three (3) months. The Company had the option to repurchase the shares and to reduce the number of shares issuable upon exercise of the warrant in the event that investor failed timely to pay in full the note. No such option was exercised and the Note was paid in full. Based on the fair value of the common stock at March 31, 2001 ($0.875 per share) no additional shares are issueable to this investor.

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


--------------------------------------------------------------------------------
                                                                         Page 12

      The Company incurred approximately $98,000 of expenses related to the sales of common stock.

      On October 1, 2000, the Company issued as aggregate of 165,000 shares of the Company's common stock to two (2) employees of the Company and an independent contractor for services performed by each. These shares were cancelled shortly after issuance by the Company since the individuals did not remain in the employ of the Company. Therefore, the Company reversed in the three month period ended December 31, 2000, the expense of $50,000, which was previously recorded in that three month period.

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


      Dominique Martinet ("Martinet") filed a summons and complaint in the Supreme Court of the State of New York in July, 2000 against the Company and its subsidiary, GS Management Corp., alleging that Martinet is owed approximately $592,000 for unpaid wages, bonus, benefits and stock options, plus punitive damages. An order was entered by the court on default on January 17, 2001 for the appointment of a Special Referee for assessment of damages. Hearings before the Special Referee were held and the parties were invited to brief certain matters relating to the calculation of damages. On May 18, 2001, a judgement in the amount of



--------------------------------------------------------------------------------
                                                                         Page 13

$262,485.57 plus approximately $53,000 in interest, plus costs was entered against the Comany. Management intends to appeal such judgement. No adjustments have been made in the consolidated financial statements in response to this judgement.


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

PAYROLL AND PAYROLL TAXES

      On November 15, 2000, a Notice of Federal Tax Lien was filed by the Internal Revenue Service ("IRS") against a subsidiary of the Company for unpaid federal withholding taxes in the aggregate amount of $93,243, of which payments, in the aggregate sum of $25,000, have been made by the Company to the IRS since November 2000. In addition, the Company has not paid payroll taxes since the fourth quarter of 1999 totaling $477, 122 (which includes the above amount subject to lien). Such amount is included in accounts payable and accrued expenses. The Company is in process of filing all unfiled returns and has accrued penalties and interest of $100,000.

      By letter dated August 21, 2000, the Department of Revenue Services for the State of Connecticut alleged a subsidiary of the Company had failed to file with the State of Connecticut withholding tax returns and to pay withholding taxes in the amount of approximately $48,414.

OTHER

      Pursuant to an employment agreement and acquisition agreements entered into, the Company issued common stock to various individuals. Such common stock issued is subject to keepwell guarantees. The total number of shares issuable at March 31, 2001 based on the deemed fair value ($.875) of the common stock is 1,125,000 shares.


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

      Revenues for the 9 months ended March 31, 2001 showed an increase from approximately $904,000 to $953,000. Increases in revenue were driven by the company's acquisitions during the fiscal year 2000 which was partially offset by dispositions during the same period. For the three month period ended March 31, 2001, revenues declined from approximately $702,000 to $267,000 due to the change in the composition of the Company's subsidiary business.

      Operating loss for the nine month period declined to $1,620,000 from $4,532,000 and for the three month period from $1,837,000 to $179,000 as a result of reduced non cash compensation expenses and the reduction in corporate overhead. Operating expense reductions was also attributed to a decline in legal expenses.


--------------------------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K

            1) A report on Form 8-K was filed on January 22, 2001 concerning the
      engagement  of  Marcum  &  Kliegman  LLP  as  the  Company's   independent
      accountants in Item 4 "Changes in Certifying Accountant" of said Form 8-K

            2) A report was filed on March 30,2001 concerning the acquisition, effective February 1,2000, of M&S Corporate Holdings, Inc. d/b/a The Partnership Group, Inc. in Item 2 "Acquisition or Deposition of Assets" of said Form 8-K


--------------------------------------------------------------------------------
                                                                         Page 17

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 15, 2001                     GLOBAL SOURCES LIMITED


                                         /s/ John D. Mazzuto
                                         ---------------------------------------
                                         By:  John D. Mazzuto, President
                                              and Chief Financial Officer


--------------------------------------------------------------------------------
                                                                         Page 18